Form 10-Q
period 1996-03-31
AMERIN CORP
filed 1996-05-14
CIK 1001603

- - -------------------------------------------------------------------------------



                              SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D. C.  20549

                                        ---------------

                                           FORM 10-Q

                                        ---------------

                 /X/   Quarterly Report Pursuant to Section 13 or 15(d)
                 ---   of the Securities Exchange Act of 1934

                       For the quarterly period ended March 31, 1996

                                              OR

                  ___ Transition Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                      For the transition period from _______ to _______

                                Commission File Number 0-27146

                                      AMERIN CORPORATION
                    (Exact name of registrant as specified in its charter)

                    Delaware                                     11-3085148
        (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                       Identification No.)

        200 E. Randolph Drive, 49th Floor, Chicago, IL           60601-7125
        (Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code:  (312) 540-0078

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes /X/   No
                                            ---      ---

                      APPLICABLE ONLY TO ISSUER'S INVOLVED IN BANKRUPTCY
                          PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                        Yes      No
                                            ---    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   CLASS                          OUTSTANDING AT MAY 1, 1996
                   -----                          --------------------------

        Voting Common Stock, $.01 per value               22,411,920
        Nonvoting Common Stock, $.01 per value             3,609,625

- - --------------------------------------------------------------------------------

                                      AMERIN CORPORATION

                                       TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

    ITEM 1. Financial Statements:

       Condensed Consolidated Balance Sheets at

           March 31, 1996 (unaudited) and December 31, 1995.............     1

       Condensed Consolidated Statements of Operations for the

           Three Months Ended March 31, 1996 and 1995 (unaudited).......     2

       Condensed Consolidated Statements of Cash Flows for the

           Three Months Ended March 31, 1996 and 1995 (unaudited).......     3

       Notes to Condensed Consolidated Financial Statements (unaudited).     4

    ITEM 2. Management's Discussion and Analysis of Financial

               Condition and Results of Operations......................     5

PART II.  OTHER INFORMATION

    ITEM 6. Exhibits and Reports on Form 8-K............................     8

                                 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              Amerin Corporation and Subsidiaries

                             Condensed Consolidated Balance Sheets


                                                               MARCH 31,         DECEMBER 31,
                                                                 1996                1995
                                                             ------------        ------------
                                                             (UNAUDITED)
                                                                   (in thousands of dollars)

ASSETS

Investments:

    Fixed maturities available-for-sale at fair value....... $    267,787        $    151,021
    Short-term investments..................................       13,348             145,961
                                                             ------------        ------------
Total investments...........................................      281,135             296,982
Cash and cash equivalents...................................          496               1,054
Accrued investment income...................................        3,578               2,376
Premiums receivable.........................................        3,017               2,375
Deferred policy acquisition costs...........................        4,442               4,419
Other receivables...........................................           94                 345
Leasehold improvements, furniture and equipment, at cost,
    net of accumulated depreciation.........................        4,076               4,199
Goodwill, net of accumulated amortization...................        2,394               2,431
Other intangibles, net of accumulated amortization..........          398                 478
Deferred income taxes.......................................          973                --
Other assets................................................        2,704               1,669
                                                             ------------        ------------
Total assets................................................ $    303,307        $    316,328
                                                             ============        ============

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Liabilities:

    Unearned premiums....................................... $     13,895        $     12,710
    Loss reserves...........................................       10,220               7,092
    Current income taxes....................................        1,876                 600
    Deferred income taxes...................................         --                 1,783
    Payable for securities..................................         --                15,724
    Accrued expenses and other liabilities..................        3,135               4,282
                                                             ------------        ------------
    Total liabilities.......................................       29,126              42,191

Common Stockholders' Equity:

    Voting Common Stock, $.01 par, 50,000,000 shares authorized,
       22,411,090 shares and 22,381,818 shares issued and
       outstanding in 1996 and 1995, respectively...........          224                 224
    Nonvoting Common Stock, $.01 par, 50,000,000 shares
       authorized, 3,609,625 issued and outstanding in
       1996 and 1995........................................           36                  36
    Additional paid-in capital..............................      314,614             314,614
    Net unrealized investment gains (losses)................       (2,401)              3,229
    Retained-earnings deficit...............................      (38,292)            (43,966)
                                                             ------------        ------------
Total common stockholders' equity...........................      274,181             274,137
                                                             ------------        ------------
    Total liabilities and common stockholders' equity....... $    303,307        $    316,328
                                                             ============        ============


                                     See accompanying notes.

                               Amerin Corporation and Subsidiaries

                         Condensed Consolidated Statements of Operations

                                                                      THREE MONTHS ENDED MARCH 31,
                                                             ---------------------------------------
                                                                    1996                    1995
                                                              ----------------        --------------
                                                                       (UNAUDITED)
                                                             (in thousands of dollars, except
                                                                       per share data)

Revenues:

    Net premiums written..................................   $    13,307         $    4,263
    Increase in unearned premiums.........................       (1,185)              (283)
                                                             -----------        -----------
    Net premiums earned...................................        12,122              3,980
    Net investment income.................................         4,041              1,586
    Realized investment gains.............................            45                 85
                                                             -----------         ----------
Total revenues............................................        16,208              5,651

Expenses:

    Losses incurred.......................................         4,016                596
    Policy acquisition costs..............................         1,954              1,852
    Underwriting and other expenses.......................         2,358              1,621
                                                              ----------         ----------
Total expenses............................................         8,328              4,069
                                                              ----------         ----------
Net income before income taxes............................         7,880              1,582
Income taxes..............................................         2,206                 --
                                                              ----------         ----------
Net income ...............................................         5,674              1,582
Pay-in-kind dividends on preferred stock..................            --              1,356
                                                              ----------         ----------
Net income applicable to common stockholders..............    $    5,674         $      226
                                                              ==========         ==========
Net income per common share...............................    $     0.22         $     0.02
                                                              ==========         ==========
Average common and common equivalent shares
    outstanding (in thousands)............................      26,342.7           10,545.2


                                     See accompanying notes.

                               Amerin Corporation and Subsidiaries

                         Condensed Consolidated Statements of Cash Flows

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                           1996       1995
                                                       ---------    ---------
                                                             (UNAUDITED)
                                                       (in thousands of dollars)

Cash flows from operating activities

Net Income .........................................   $   5,674    $   1,582
Adjustments to reconcile net income to net cash provided by operating activities:
    Change in:

       Accrued investment income and premiums
         receivable ................................      (1,844)      (4,221)
       Loss reserves ...............................       3,128          509
       Unearned premiums ...........................       1,185        4,574
       Accounts payable and accrued expenses .......        (954)        (938)
       Federal income taxes ........................       1,551          (20)
                                                       ---------    ---------

Policy acquisition costs deferred ..................      (1,812)        (853)
Policy acquisition costs amortized .................       1,789          757
Depreciation and other amortization ................         308          209
Realized investment gains ..........................         (45)         (85)
Other items, net ...................................        (831)         (20)
                                                       ---------    ---------
Net cash provided by operating activities ..........       8,149        1,494

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of:

    Fixed maturity securities ......................    (156,841)     (15,539)
    Property and equipment .........................        (219)        (153)

Sale or maturity of:

    Fixed maturity securities ......................      15,739        7,320
    Short-term investments, net ....................     132,614        7,097
                                                       ---------    ---------
Net cash used by investing activities ..............      (8,707)      (1,275)
                                                       ---------    ---------
Net increase (decrease) in cash and cash equivalents        (558)         219
Cash and cash equivalents at beginning of period ...       1,054          694
                                                       ---------    ---------
Cash and cash equivalents at end of period .........   $     496    $     913
                                                       =========    =========


                             See accompanying notes.

                       Amerin Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

                                 March 31, 1996
                                   (Unaudited)

1.  ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NET INCOME PER COMMON SHARE

Net income per share of common stock is determined by dividing net income, less dividends on preferred stock, by the weighted-average number of shares of common stock and common stock equivalents (dilutive stock options) outstanding. For 1996, the weighted average shares of common stock includes 13,340,000 shares issued on November 28, 1995, in conjunction with the Amerin Corporation's (the Company's) initial public offering in November 1995 (Initial Public Offering). Weighted average shares of common stock in 1996 also includes 2,250,068 shares as of November 28, 1995 out of a total of 11,000,000 shares that were previously excluded from weighted average shares due to the fact that such shares were subject to contingent recall provisions and the conditions required for the removal of the recall provisions on the 11,000,000 shares had not been met. The Company's Initial Public Offering removed the recall provisions on 2,250,068 of the 11,000,000 shares and resulted in the cancellation of the remaining 8,749,932 shares.

Where the effect of common stock equivalents on net income per share would be antidilutive, they are excluded from the weighted average number of shares outstanding. Common stock awards and options issued in the 12 months prior to the Company's Initial Public Offering are treated as common stock equivalents for 1995, even if antidilutive. Fully diluted net income per share is equal to primary net income per share for the three month periods ended March 31, 1996 and 1995.

2.  INCOME TAXES

The provision for income taxes varies from the statutory federal income tax rate applied to net income before income taxes principally due to tax exempt interest and, in 1995, the effects of net operating loss carryforwards.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995. Net premiums written for the three months ended March 31, 1996 were $13.3 million compared to $4.3 million for the three months ended March 31, 1995, which represents a 212.2% increase. The increase was primarily attributable to a 98.5% increase in Amerin Guaranty's new insurance written and growth in insurance in force and related renewal premiums. Management believes that Amerin Guaranty was able to increase revenues due primarily to increased use by existing lenders of the Company's borrower-paid mortgage insurance, which was introduced nationwide in February 1994 at rates which the Company believes are lower than those generally offered by other mortgage insurance companies, the addition of new, large lenders which began doing business with the Company during the second half of 1994 and 1995 and increased sales of lender paid mortgage insurance. The increase in net premiums written was also due to higher average premiums during the three months ended March 31, 1996 compared to the first three months of 1995, principally due to the increased coverage requirements imposed by Fannie Mae and Freddie Mac during the first quarter of 1995. Amerin Guaranty's monthly premium plan represented 83.6% of new insurance written for the three months ended March 31, 1996 compared to 78.3% for the same period in 1995. Renewal premiums for the three months ended March 31, 1996 increased from the comparable prior year period due to the increased popularity of the monthly premium plan.

    Net premiums earned increased by $8.1 million to $12.1 million for the three months ended March 31, 1996 from $4.0 million for the three months ended March 31, 1995. This increase was primarily due to the increase in insurance written and in force in the 1996 period over the corresponding portion of the 1995 period.

    Net investment income of $4.0 million for the first three months of 1996 increased by $2.5 million (or 154.8%) over the first three months of 1995 primarily due to investment of the proceeds from the Company's initial public offering in November 1995 (the "Initial Public Offering"), which resulted in an increase of 185.2% in the monthly average amount of invested assets. Realized investment gains for the first three months of 1996 of $0.05 million decreased by 47.1% compared to the first three months of 1995 due to a lower number of sales with higher gains in the latter period. As of March 31, 1996 and 1995, the yields to maturity in the investment portfolio were 5.9% and 6.5%, respectively, and the average durations of the investment portfolio were 6.7 years and 5.0 years, respectively.

    Losses incurred in the first three months of 1996 were $4.0 million, compared to $0.6 million of losses incurred in the first three months of 1995 as a result of the fact that the Company's book of business is at an early stage of development. Because of the Company's limited operating history, its loss experience is expected to significantly increase as its policies age. Policy acquisition costs during the first three months of 1996 of $2.0 million increased by $0.1 million (or 5.5%) compared to the first three months of 1995 principally due to the growth in the level of marketing and underwriting activity in connection with the increased production of new insurance written in the 1996 period compared to the prior year period. Underwriting and other expenses increased by $0.7 million (or 45.5%) for the first three months of 1996 over the first three months of 1995 due to the institution of an excess loss treaty, the increase in insurance in force and increases in various administrative and occupancy costs relating to growth in the Company's personnel.

    The effective tax rate was 28.0% in the three months ended March 31, 1996, compared to 0.0% in the first 3 months of 1995. The increase in the effective tax rate resulted form the fact that the Company fully utilized its net operating losses in 1995 and no additional net operating losses were available for utilization in the first three months of 1996. The effective tax rate for the first quarter of 1996 was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income.

    As a result of the foregoing factors, the Company had net income of $5.7 million for the first three months of 1996, compared to net income before pay-in-kind dividends on its previously outstanding 13.5% Cumulative Preferred Stock of $1.6 million for the first three months of 1995. Net income applicable to common stockholders (after pay-in-kind dividends) was $0.2 million for the first three months of 1995. The 13.5% Cumulative Preferred Stock was redeemed in connection with the Initial Public Offering.

LIQUIDITY AND CAPITAL RESOURCES

    The liquidity and capital resources considerations are different for Amerin Corporation and its principal insurance operating subsidiary, Amerin Guaranty, as discussed below.

    Amerin Corporation is a holding company whose principal assets are its investments in Amerin Guaranty and Amerin Re. Amerin Corporation has no operations of its own and no employees and has only limited needs for liquidity to meet certain legal, accounting, tax and administrative expenses. Amerin Corporation relies primarily on dividends and other permitted distributions from Amerin Guaranty and Amerin Re as sources of funds. Amerin Corporation does not currently have any committed lines of credit.

    The principal sources of funds for Amerin Guaranty are premiums received on new and renewal business, amounts earned from the investment of its contributed capital as well as the investment of its cash flow and commissions on ceded business and reimbursement of losses from reinsurers. The principal uses of funds by Amerin Guaranty are the payment of claims and related expenses, reinsurance premiums, other operating expenses and dividends to Amerin Corporation. Liquidity requirements are influenced significantly by the level of claims incidence. Amerin Guaranty does not currently have any committed lines of credit.

    Amerin Guaranty generates substantial cash flows from operations as a result of premiums being received in advance of the time when claim payments are required. Cash flows generated from Amerin Guaranty's mortgage insurance operations totaled $8.4 million and $1.3 million for the first three months of 1996 and the first three months of 1995, respectively. These operating cash flows, along with that portion of the investment portfolio that is held in cash and highly liquid securities, are available towards the liquidity requirements of Amerin Guaranty. Amerin Guaranty's investment portfolio was $247.5 million at March 31, 1996 and $260.8 million at December 31, 1995.

    All of the Company's $267.8 million of fixed income securities at March 31, 1996 are rated "investment grade," which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2 or an S&P rating ranging from "AAA" to "BBB-."

    RISK TO CAPITAL RATIO. As a condition to maintenance of its claims-paying ratings, the total amount of insurance risk that may be written by Amerin Guaranty is limited to a multiple of 20 times its statutory capital (which includes the contingency reserve) less the carrying value of non-investment grade debt and tax and loss bonds and investments in affiliates, or such higher or lower multiple as is reasonably determined by the rating agency in its sole discretion. Amerin Guaranty has several alternatives available to control its risk to capital ratio, including obtaining capital contributions from the Company, purchasing quota share reinsurance and reducing the amount of new business written. A material reduction in statutory capital, whether resulting from underwriting or investment losses or otherwise, or a disproportionate increase in risk in force, could increase the risk to capital ratio. An increase in the risk to capital ratio could limit Amerin Guaranty's ability to write new business (which in turn could materially adversely affect the Company's results of operations and prospects). At March 31, 1996 and December 31, 1995, Amerin Guaranty's risk to capital ratio was 9.5 to 1 and 8.2 to 1, respectively.

    The Company's Initial Public Offering resulted in net proceeds of $200.2 million to the Company. Of these proceeds, $46 million were used to retire all of the outstanding 13.5% Convertible Preferred Stock on December 1, 1995, and $127.0 million and $25.0 million was contributed to the capital of Amerin Guaranty and Amerin Re, respectively, in order to increase the statutory capital of the two companies by such amounts.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

a)      EXHIBITS
        --------

        See Exhibit Index on Pages E-1 and E-2 for exhibits filed with this report on Form 10-Q.

b)      REPORTS ON FORM 8-K
        -------------------

        The Registrant did not file any reports on Form 8-K during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERIN CORPORATION



Date:  May 13, 1996                         By:/S/ GERALD L. FRIEDMAN
                                               ----------------------
                                               Gerald L. Friedman
                                               Chairman of the Board and
                                               Chief Executive Officer




Date:  May 13, 1996                         /S/ GEORGE G. FREUDENSTEIN
                                            --------------------------
                                            George G. Freudenstein
                                            Senior Vice President,
                                            Chief Financial Office and
                                            Chief Administrative Officer

                                        INDEX TO EXHIBITS

  EXHIBIT
  NUMBER      DESCRIPTION OF DOCUMENT                                                         PAGE
  -------     -----------------------                                                         ----
    3.1       Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to Amendment No. 1 to the Registrant's Registration
              Statement on Form S-1 (Registration No. 33-97514) and incorporated herein by reference).

    3.2       Amended and Restated By-laws of the Registrant (filed as Exhibit 3.2 to
              Amendment No. 1 to the Registrant's Registration Statement on Form S-1
              (Registration No. 33-97514) and incorporated herein by reference).

    4.1       Amended and Restated Shareholders Agreement dated as of November 1,
              1995 among the Registrant, Gerald L. Friedman, Stuart M. Brafman and
              the Investors party thereto (filed as Exhibit 4.2 to Amendment No. 3 to the
              Registrant's Registration Statement on Form S-1 (Registration No. 33-
              97514) and incorporated herein by reference).

    4.2       Amendment No. 1 to the Amended and Restated Management Stock and
              Voting Agreement dated as of November 1, 1995 among the Registrant,
              Gerald L. Friedman and Stuart M. Brafman (filed as Exhibit 4.4 to
              Amendment No. 2 to the Registrant's Registration Statement on Form S-1
              (Registration No. 33-97514) and incorporated herein by reference).

    4.3       Amended and Restated Employee-Shareholders Agreement dated as of
              November 1, 1995 among the Registrant and the Employee Grantees party thereto (filed as Exhibit 4.5 to Amendment No. 3 to the Registrant's
              Registration Statement on Form S-1 (Registration No. 33-97514) and
              incorporated herein by reference).

   10.1       Form of Second Amended and Restated Employment Agreement dated as of November 1, 1995 between Amerin Guaranty and Gerald L. Friedman
              (filed as Exhibit 10.1 to Amendment No. 1 to the Registrant's Registration
              Statement on Form S-1 (Registration No. 33-97514) and incorporated herein by reference).

   10.2       Form of Second Amended and Restated Employment Agreement dated as of November 1, 1995 between Amerin Guaranty and Stuart M. Brafman
              (filed as Exhibit 10.2 to Amendment No. 1 to the Registrant's Registration
              Statement on Form S-1 (Registration No. 33-97514) and incorporated herein by reference).

   10.3       Amended and Restated 1992 Long-Term Incentive Plan dated as of
              November 1, 1995 (filed as Exhibit 10.3 to Amendment No. 1 to the
              Registrant's Registration Statement on Form S-1 (Registration No. 33-
              97514) and incorporated herein by reference).






  EXHIBIT
  NUMBER      DESCRIPTION OF DOCUMENT                                                         PAGE
  -------     -----------------------                                                         ----
   10.4       Support Agreement (Moody's Investors Service, Inc.) dated as of August
              26, 1992 among the Registrant (as successor in interest to USMIC
              Corporation), Amerin Guaranty Corporation (as successor in interest to
              Merit Mortgage Assurance Corporation) and Security Pacific National
              Trust Company (filed as Exhibit 10.5 to the Registrant's Registration
              Statement on Form S-1 (Registration No. 33-97514) and incorporated herein by reference).

   10.5 Support Agreement (Second) dated as of August 26, 1992 among the Registrant (as successor in interest to USMIC
              Corporation), Amerin Guaranty Corporation (as successor in interest to Merit Mortgage Assurance Corporation) and Security
              Pacific National Trust Company (filed as Exhibit 10.6 to the
              Registrant's Registration Statement on Form S-1 (Registration No.
              33-97514) and incorporated herein by reference).

   10.6       Office Lease dated April 13, 1995 by and between Amoco Properties
              Incorporated and Amerin Guaranty Corporation (filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-
              97514) and incorporated herein by reference).

  *11.1       Statement Regarding Computation of Earnings Per Share.

  *27.1       Financial Data Schedule.

- - --------
*   Filed Herewith.

                                                 EXHIBIT 11

                                     Amerin Corporation and Subsidiaries
                          Statement of Computation of Per Share Net Income or Loss

                                                            Three Months Ended March 31,
                                                          -----------------------------------------
                                                               1996                      1995
                                                          ---------------          ----------------
                                                           (in thousands of dollars, except share
                                                                   and per share amounts)

Net income....................................            $         5,674          $          1,583
Less pay-in kind dividends on preferred stock.                         --                     1,357
                                                          ---------------          ----------------

Primary and fully diluted basis-net income....(1)         $         5,674          $            226
                                                          ===============          ================


Average shares outstanding....................(2)              26,010,099                10,399,125
Stock issued within one year of IPO...........(3)                      --                    85,750
Common stock equivalents from dilutive stock
   options, based on the treasury stock method
   using average market price.................(4)                 332,591                    60,355
                                                          ---------------          ----------------

     Total shares-- primary basis.............                 26,342,690                10,545,230

Additional shares assuming conversion of
   preferred stock............................(1)                      --                        --
Additional common stock equivalents from
   dilutive stock options, based on the
   treasury stock method using closing market
   price, if higher than methage market
   price......................................(4)                   4,249                        --
                                                          ---------------          ----------------

     Total shares-- fully diluted.............                 26,346,939                10,545,230
                                                          ===============          ================

Net loss per share-- primary..................            $          0.22          $           0.02
                                                          ===============          ================

Net loss per share-- fully diluted............            $          0.22          $           0.02
                                                          ===============          ================

- - --------------------

(1) Preferred stock was not convertible until 2007 at which time it was mandatorily convertible. Because conversion was not effective within 10 years of each reporting period, conversion was not assumed for all periods.

(2) For the three months ended March 31, 1995, excludes 11,000,000 shares of common stock issued subject to contingent recall provisions. Conditions required for the removal of the recall provisions were not met during such period. For the three months ended March 31, 1996, includes 13,340,000 shares issued in conjunction with the Company's November 28, 1995 initial public offering and 2,250,068 shares, as of the date of such offering, out of a total of 11,000,000 shares that were excluded from weighted average shares prior to the Company's initial public offering. The Company's initial public offering removed the recall provisions on 2,250,068 of the shares and resulted in the cancellation of the remaining 8,749,932 common shares.

(3) Stock awards and options issued in the twelve months prior to the Company's initial public offering are treated as common stock equivalents (based on the treasury stock method using the initial public offering price) for 1995, even if antidilutive.

(4) Prior to the Company's initial public offering, excludes options for 4,375,000 shares of common stock subject to contingent recall provisions. Conditions required for the removal of the recall provisions were not met during the periods prior to the Company's initial public offering. Upon consummation of the Company's initial public offering, options for 4,374,966 shares were cancelled.