Form 10-Q
period 1996-06-30
AMERIN CORP
filed 1996-08-14
CIK 1001603

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q

             X      Quarterly Report Pursuant to Section 13
          ------
                    or 15(d) of the Securities Exchange Act
                    of 1934

               For the quarterly period ended June 30, 1996

                                       OR

                    Transition Report Pursuant to Section 13
          ------
                    or 15(d) of the Securities Exchange Act
                    of 1934

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

     Registrant's telephone number, including area code:(312) 540-0078

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X      No
                                  ----        -----

               APPLICABLE ONLY TO ISSUER'S INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                              Yes          No
                                  ----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at August 1, 1996
           -----                           -----------------------------
       Voting Common Stock, $.01 par value             22,422,675
       Nonvoting Common Stock, $.01 par                 3,609,625
       value

                               AMERIN CORPORATION

                                Table of Contents


                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

   ITEM 1.   Financial Statements:

     Condensed Consolidated Balance Sheets at
       June 30, 1996 (unaudited) and December 31, 1995  . . . . . . . . . . .  1

     Condensed Consolidated Statements of Operations for the
     Three and Six Month Periods Ended June 30, 1996 and 1995
     (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

     Condensed Consolidated Statements of Cash Flows for the
       Six Month Periods Ended June 30, 1996 and 1995 (unaudited) . . . . . .  3

     Notes to Condensed Consolidated Financial Statements (unaudited) . . . .  4

   ITEM 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations  . . . . . . . . . . . . . . .  5

PART II.   OTHER INFORMATION

   ITEM 4. Submission of Matters to a Vote of Security-Holders  . . . . . . . 10

   ITEM 6. Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . 10

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  Financial Statements

                       Amerin Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                    June 30,   December 31,
                                                      1996         1995
                                                  ----------   ----------
                                                  (unaudited)
                                                  (in thousands of dollars)
    Assets
    Investments:
      Fixed maturities available-for-sale at fair
      value . . . . . . . . . . . . . . . . . . . $   266,592 $     151,021
      Short-term investments  . . . . . . . . . .      19,999       145,961
                                                  -----------  ------------
    Total investments . . . . . . . . . . . . . .     286,591       296,982
    Cash and cash equivalents . . . . . . . . . .       1,500         1,054
    Accrued investment income . . . . . . . . . .       4,281         2,376
    Premiums receivable . . . . . . . . . . . . .       1,911         2,375
    Deferred policy acquisition costs . . . . . .       4,670         4,419
    Leasehold improvements, furniture and
      equipment, at cost,
      net of accumulated depreciation . . . . . .       4,002         4,199
    Goodwill, net of accumulated amortization . .       2,356         2,431
    Other intangibles, net of accumulated
    amortization  . . . . . . . . . . . . . . . .         317           478
    Deferred income taxes . . . . . . . . . . . .       2,083           --
    Other assets  . . . . . . . . . . . . . . . .       2,379         2,014
                                                  -----------  ------------
    Total assets  . . . . . . . . . . . . . . . . $   310,090 $     316,328
                                                  ===========  ============

    Liabilities and Common Stockholders' Equity
    Liabilities:
    Unearned premiums . . . . . . . . . . . . . . $    15,269 $      12,710
    Loss reserves . . . . . . . . . . . . . . . .      11,879         7,092
    Current income taxes  . . . . . . . . . . . .          41           600
    Deferred income taxes . . . . . . . . . . . .          --         1,783
    Payable for securities  . . . . . . . . . . .          --        15,724
    Accrued expenses and other liabilities  . . .       3,078         4,282
                                                  -----------  ------------
    Total liabilities . . . . . . . . . . . . . .      30,267        42,191

    Common Stockholders' Equity:
    Voting Common Stock, $.01 par, 50,000,000
      shares authorized, 22,422,675 shares and
      22,381,818 shares issued and outstanding
      in 1996 and 1995, respectively  . . . . . .         224           224
    Nonvoting Common Stock, $.01 par, 50,000,000
      shares authorized, 3,609,625 issued and
      outstanding in 1996 and 1995  . . . . . . .          36            36
    Additional paid-in capital  . . . . . . . . .     315,173       314,614
    Net unrealized investment gains (losses)  . .      (4,029)        3,229
    Retained-earnings deficit . . . . . . . . . .     (31,581)      (43,966)
                                                  -----------  ------------
   Total common stockholders' equity . . . . . .     279,823        274,137
                                                  -----------  ------------
    Total liabilities and common stockholders'
    equity  . . . . . . . . . . . . . . . . . . . $   310,090 $     316,328
                                                  ===========  ============

                             See accompanying notes.

                       Amerin Corporation and Subsidiaries

                 Condensed Consolidated Statements of Operations


                                   Three months ended       Six months ended
                                        June 30,                June 30,
                                   ------------------       ----------------
                                     1996      1995         1996       1995
                                   -------    -------       -----      -----
                                                   (unaudited)
                                (in thousands of dollars, except per share data)
Revenues:
    Net premiums written  . . . . $  16,129  $  6,578     $  29,436  $  10,841
    Increase in unearned premiums    (1,374)   (1,040)       (2,559)    (1,323)
                                    -------   -------      --------   --------
    Net premiums earned . . . . .    14,755     5,538        26,877      9,518
    Net investments income  . . .     4,082     1,670         8,123      3,256
    Realized investment gains
     (losses) . . . . . . . . . .      (266)      288          (221)       373
                                    -------   -------      --------   --------

Total revenues  . . . . . . . . .    18,571     7,496        34,779     13,147

Expenses:
    Losses Incurred . . . . . . .     4,350     1,657         8,366      2,253
    Policy acquisition costs  . .     2,157     1,713         4,111      3,565
    Underwriting and other
    expenses  . . . . . . . . . .     2,742     1,635         5,100      3,256
                                    -------   -------      --------   --------

Total expenses  . . . . . . . . .     9,249     5,005        17,577      9,074
                                    -------   -------      --------   --------

Net income before taxes . . . . .     9,322     2,491        17,202      4,073
Income taxes  . . . . . . . . . .     2,611        --         4,817         --
                                    -------   -------      --------   --------
Net income  . . . . . . . . . . .     6,711     2,491        12,385      4,073
Pay-in-kind dividends on preferred
stock . . . . . . . . . . . . . .        --     1,418            --      2,774
                                    -------   -------      --------   --------
Net income applicable to common
stockholders  . . . . . . . . . .    $6,711    $1,073       $12,385     $1,299
                                    =======   =======      ========   ========
Net income per common share . . .     $0.25     $0.10         $0.47      $0.12
                                    =======   =======      ========   ========
Average common and common
equivalent shares
  outstanding (in thousands)  . .  26,344.6  10,545.2      26,345.0   10,545.4


                             See accompanying notes.

                       Amerin Corporation and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows


                                               Six months ended June 30,
                                               ------------------------
                                                 1996            1995
                                               -------          -------
                                                      (unaudited)
                                              (in the thousands of dollars)


Cash flows from operating activities
Net Income  . . . . . . . . . . . . . . . . .  $   12,385     $    4,073
Adjustments to reconcile net income to net
cash provided by operating activities:
  Change in:
     Accrued investment income and premiums
     receivable . . . . . . . . . . . . . . .      (1,441)          (980)
     Loss reserves  . . . . . . . . . . . . .       4,787          2,059
     Unearned premiums  . . . . . . . . . . .       2,559          1,323
     Accounts payable and accrued expenses  .        (586)          (623)
     Federal income taxes . . . . . . . . . .        (517)             --
Policy acquisition costs deferred . . . . . .      (4,011)        (2,853)
Policy acquisition costs amortized  . . . . .       3,760          2,329
Depreciation and other amortization . . . . .         561            428
Realized investment gains . . . . . . . . . .         221           (376)

Other items, net  . . . . . . . . . . . . . .        (104)           (33)
                                                 --------       --------

Net cash provided by operating activities . .      17,614          5,347
                                                 --------       --------

Cash flows from investing activities
Purchase of:
  Fixed maturity securities . . . . . . . . .    (164,459)       (34,519)
  Property and equipment  . . . . . . . . . .        (660)          (238)

Sale or maturity of:
  Fixed maturity securities . . . . . . . . .      21,713         22,121

  Short-term investments, net . . . . . . . .     125,960          7,181
                                                 --------       --------


Net cash used by investing activities . . . .     (17,446)        (5,455)
                                                 --------       --------

Financing activities

  Issuance of common stock  . . . . . . . . .         278             --
                                                 --------       --------

Net increase (decrease) in cash and cash
equivalents . . . . . . . . . . . . . . . . .         446           (108)

Cash and cash equivalents at beginning of
period  . . . . . . . . . . . . . . . . . . .       1,054            694
                                                 --------       --------
Cash and cash equivalents at end of period  .  $    1,500     $      586
                                                 ========       ========


                             See accompanying notes.

                       Amerin Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1996
                                   (Unaudited)


1. Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Net Income Per Common Share

Net income per share of common stock is determined by dividing net income, less dividends on preferred stock, by the weighted-average number of shares of common stock and common stock equivalents (dilutive stock options) outstanding. For 1996, the weighted average shares of common stock includes 13,340,000 shares issued on November 28, 1995, in conjunction with Amerin Corporation's (the Company's) initial public offering in November 1995 (Initial Public Offering). Weighted average shares of common stock in 1996 also includes 2,250,068 shares as of November 28, 1995 out of a total of 11,000,000 shares that were previously excluded from weighted average shares due to the fact that such shares were subject to contingent recall provisions and the conditions required for the removal of the recall provisions on the 11,000,000 shares had not been met. The Company's Initial Public Offering removed the recall provisions on 2,250,068 of the 11,000,000 shares and resulted in the cancellation of the remaining 8,749,932 shares.

Where the effect of common stock equivalents on net income per share would be antidilutive, they are excluded from the weighted average number of shares outstanding. Common stock awards and options issued in the 12 months prior to the Company's Initial Public Offering are treated as common stock equivalents for 1995. Fully diluted net income per share is equal to primary net income per share for the three and six month periods ended June 30, 1996 and 1995.

2. Income Taxes

The provision for income taxes varies from the statutory federal income tax rate applied to income before income taxes principally due to tax exempt interest and, in 1995, the effects of net operating loss carryforwards.

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Results of Operations

   Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995. Net premiums written for the three months ended June 30, 1996 were $16.1 million compared to $6.6 million for the three months ended June 30, 1995, which represents a 145% increase. The increase was primarily attributable to a 66% increase in new insurance written and growth in insurance in force and related renewal premiums of Amerin Guaranty Corporation ("Amerin Guaranty"). Management believes that Amerin Guaranty was able to increase revenues due primarily to increased use by existing lenders of the Company's borrower-paid mortgage insurance, which was introduced nationwide in February 1994 at rates which the Company believes are lower than those generally offered by other mortgage insurance companies, the addition of new, large lenders which began doing business with the Company during the second half of 1995 and increased sales of lender paid mortgage insurance. The increase in net premiums written was also due to higher average premiums during the three months ended June 30, 1996 compared to the same period in 1995, principally due to the increased coverage requirements introduced by Fannie Mae and Freddie Mac during the first quarter of 1995, which requirements took effect over the course of 1995. Amerin Guaranty's monthly premium plan represented 87% of new insurance written for the three months ended June 30, 1996 compared to 82% for the same period in 1995. Renewal premiums for the three months ended June 30, 1996 increased 203% from the comparable prior year period due primarily to the growth of insurance in force throughout 1995, as well as increased popularity of the monthly premium plan.

   Net premiums earned increased by $9.2 million to $14.8 million for the three months ended June 30, 1996 from $5.6 million for the three months ended June 30, 1995. This increase was primarily due to the increase in insurance written and in force in the 1996 period over the corresponding portion of the 1995 period.

   Net investment income of $4.1 million for the three months ended June 30, 1996 increased by $2.4 million (or 144%) over the same period in 1995 primarily due to investment of the proceeds from the Company's initial public offering in November 1995 (the "Initial Public Offering"), which resulted in an increase of 178% in the monthly average amount of invested assets. Realized investment losses for the three months ended June 30, 1996 were $0.3 million compared to realized investment gains of $0.3 million for the same period in 1995. This change was due primarily to the sale of a fixed income security with a low yield relative to the prevailing interest rate environment, as well as the reduced activity within the existing portfolio required to maintain the desired composition of the portfolio in accordance with the Company's investment strategy.

   Losses incurred in the three months ended June 30, 1996 were $4.3 million, compared to $1.7 million of losses incurred in the three months ended June 30, 1995, as a result of the aging of the Company's policies. Because of the Company's limited operating history, its loss experience is expected to significantly increase as its policies age further. Policy acquisition costs during the three months ended June 30, 1996 of $2.2 million increased by $0.5 million (or 26%) compared to the same period in 1995 principally due to the growth in the level of marketing and underwriting activity in connection with the increased production of new insurance written in the 1996 period compared to the prior year period. Underwriting and other expenses increased by $1.1 million (or 68%) for the three months ended June 30, 1996 over the same period in 1995 due to the institution of an excess loss treaty, the increase in insurance in force and increases in various administrative and occupancy costs relating to growth in the Company's personnel.

   The Company's effective tax rate was 28% in the three months ended June 30, 1996, compared to 0% in the same period in 1995. The increase in the effective tax rate resulted from the fact that the Company fully utilized its net operating losses in 1995 and no additional net operating losses were available for utilization in 1996. The effective tax rate for the second quarter of 1996 was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income.

   As a result of the foregoing factors, the Company had net income of $6.7 million for the three months ended June 30, 1996, compared to net income before pay-in-kind dividends on its previously outstanding 13.5% Cumulative Preferred Stock of $2.5 million for the same period in 1995. Net income applicable to common stockholders (after pay-in-kind dividends) was $1.1 million for the second quarter of 1995. The 13.5% Cumulative Preferred Stock was redeemed in connection with the Initial Public Offering.

   Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995. Net premiums written for the six months ended June 30, 1996 were $29.4 million compared to $10.8 million for the six months ended June 30, 1995 which represents a 172% increase. The increase was primarily attributable to an 80% increase in Amerin Guaranty's new insurance written and growth in insurance in force and related renewal premiums. Management believes that Amerin Guaranty was able to increase revenues due primarily to increased use by existing lenders of the Company's borrower-paid mortgage insurance, which was introduced nationwide in February 1994 at rates which the Company believes are lower than those generally offered by other mortgage insurance companies, the addition of new, large lenders which began doing business with the Company during the second half of 1995 and increased sales of lender paid mortgage insurance. The increase in net premiums written was also due to higher average premiums during the six months ended June 30, 1996 compared to the first six months of 1995, principally due to the increased coverage requirements introduced by Fannie Mae and Freddie Mac during the first quarter of 1995, which requirements took effect over the course of 1995. Amerin Guaranty's monthly premium plan represented 85% of new insurance written for the six months ended June 30, 1996 compared to 80% for the same period in 1995. Renewal premiums for the six months ended June 30, 1996 increased 244% from the comparable prior year period due primarily to the growth of insurance in force throughout 1995, as well as increased popularity of the monthly premium plan.

   Net premiums earned increased by $17.4 million to $26.9 million for the six months ended June 30, 1996 from $9.5 million for the six months ended June 30, 1995. This increase was primarily due to the increase in insurance written and in force in the 1996 period over the corresponding portion of the 1995 period.

   Net investment income of $8.1 million for the first six months of 1996 increased by $4.9 million (or 149%) over the first six months of 1995 primarily due to investment of the proceeds from the Initial Public Offering, which resulted in an increase of 177% in the monthly average amount of invested assets. Realized investment losses for the first six months of 1996 were $0.2 million compared to realized investment gains of $0.4 million for the first six months of 1995. This change was due primarilly to the sale of a fixed income security with a low yield relative to the prevailing interest rate environment, as well as the reduced activity within the existing portfolio required to maintain the desired composition of the overall portfolio in accordance with the Company's investment strategy. As of June 30, 1996 and 1995, the yields to maturity in the investment portfolio were 5.7% and 6.5%, respectively, and the average durations of the investment portfolio were 6.5 years and 4.9 years, respectively.

   Losses incurred in the first six months of 1996 were $8.4 million, compared to $2.3 million of losses incurred in the first six months of 1995 as a result of the aging of the Company's policies. Because of the Company's limited operating history, its loss experience is expected to significantly increase as its policies age further. Policy acquisition costs during the first six months of 1996 of $4.1 million increased by $0.5 million (or 15%) compared to the first six months of 1995 principally due to the growth in the level of marketing and underwriting activity in connection with the increased production of new insurance written in the 1996 period compared to the prior year period. Underwriting and other expenses increased by $1.8 million (or 57%) for the first six months of 1996 over the first six months of 1995 due to the institution of an excess loss treaty, the increase in insurance in force and increases in various administrative and occupancy costs relating to growth in the Company's personnel.

   The effective tax rate was 28% in the six months ended June 30, 1996, compared to 0% in the first six months of 1995. The increase in the effective tax rate resulted from the fact that the Company fully utilized its net operating losses in 1995 and no additional net operating losses were available for utilization in the first six months of 1996. The effective tax rate for the first quarter of 1996 was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income.

   As a result of the foregoing factors, the Company had net income of $12.4 million for the first six months of 1996, compared to net income before pay-in-kind dividends on its previously outstanding 13.5% Cumulative Preferred Stock of $4.1 million for the first six months of 1995. Net income applicable to common stockholders (after pay-in-kind dividends) was $1.3 million for the first six months of 1995. The 13.5% Cumulative Preferred Stock was redeemed in connection with the Initial Public Offering.

Liquidity and Capital Resources

   The liquidity and capital resources considerations are different for Amerin Corporation and its principal insurance operating subsidiary, Amerin Guaranty, as discussed below.

   Amerin Corporation is a holding company whose principal assets are its investments in Amerin Guaranty and Amerin Re Corporation ("Amerin Re"). Amerin Corporation has no operations of its own and no employees and has only limited needs for liquidity to meet certain legal, accounting, tax and administrative expenses. Amerin Corporation relies primarily on dividends and other permitted distributions from Amerin Guaranty and Amerin Re as sources of funds. Amerin Corporation does not currently have any committed lines of credit.

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

   Amerin Guaranty generates substantial cash flows from operations as a result of premiums being received in advance of the time when claim payments are required. Cash flows generated from Amerin Guaranty's mortgage insurance operations totaled $20.5 million and $4.9 million for the first six months of 1996 and the first six months of 1995, respectively. These operating cash flows, along with that portion of the investment portfolio that is held in cash and highly liquid securities, are available towards the liquidity requirements of Amerin Guaranty. Amerin Guaranty's investment portfolio was $252.5 million at June 30, 1996 and $260.8 million at December 31, 1995.

   All of the Company's $266.6 million of fixed income securities at June 30, 1996 are rated "investment grade," which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2 or an S&P rating ranging from "AAA" to "BBB-."

   Risk to Capital Ratio. As a condition to maintenance of its claims-paying ratings, the total amount of insurance risk that may be written by Amerin Guaranty is limited to a multiple of 20 times its statutory capital (which includes the contingency reserve) less the carrying value of non-investment grade debt and tax and loss bonds and investments in affiliates, or such higher or lower multiple as is reasonably determined by the rating agency in its sole discretion. Amerin Guaranty has several alternatives available to control its risk to capital ratio, including obtaining capital contributions from the Company, purchasing reinsurance and reducing the amount of new business written. A material reduction in statutory capital, whether resulting from underwriting or investment losses or otherwise, or a disproportionate increase in risk in force, could increase the risk to capital ratio. An increase in the risk to capital ratio could limit Amerin Guaranty's ability to write new business (which in turn could materially adversely affect the Company's results of operations and prospects). At June 30, 1996 and December 31, 1995, Amerin Guaranty's risk to capital ratio was 10.8 to 1 and 8.2 to 1, respectively.

   The Initial Public Offering resulted in net proceeds of $200.2 million to the Company. Of these proceeds, $46 million was used to retire all of the outstanding 13.5% Convertible Preferred Stock on December 1, 1995, and $127.0 million and $25.0 million were contributed to the capital of Amerin Guaranty and Amerin Re, respectively, in order to increase the statutory capital of the two companies by such amounts.

                           PART II.  OTHER INFORMATION


ITEM 4. Submission of Matters to a Vote of Security-Holders


   At the Company's Annual Meeting of Stockholders held on June 11, 1996, the stockholders (i) elected Mr. Gerald L. Friedman and Mr. Alan E. Goldberg as Class I directors to serve for a three-year term expiring in 1999 and
(ii) ratified the selection of Ernst & Young LLP as independent auditors for the Company for 1996. The number of votes cast for and against each matter voted upon at the Annual Meeting of Stockholders, as well as the number of abstentions, were as follows:

                               For     Against         Abstain
                               ---     -------         -------

Election of Mr. Friedman    19,473,855     0            6,510
Election of Mr. Goldberg    19,473,855     0            6,510
Selection of Ernst &        18,968,805     0          511,560
Young LLP


ITEM 6. Exhibits and Reports on Form 8-K

a) Exhibits

   See Exhibit Index on Page E-1 for exhibits filed with this report on Form
   10-Q.

b) Reports on Form 8-K

   The Registrant did not file any reports on Form 8-K during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERIN CORPORATION


Date:  August 13, 1996                  By:/s/ Gerald L. Friedman
                                           --------------------------------
                                           Gerald L. Friedman
                                           Chairman of the Board and
                                           Chief Executive Officer


Date:  August 13, 1996                  /s/ George G. Freudenstein
                                        -----------------------------------
                                        George G. Freudenstein
                                        Senior Vice President, Chief Financial
                                        Office and Chief Administrative Officer

                                INDEX TO EXHIBITS


 Exhibit
  Number     Description of Document                          Page
 --------    -----------------------                          ----

   11.1      Statement Regarding Computation of Earnings Per
             Share.

   27.1      Financial Data Schedule.