Form 10-Q
period 1996-09-30
AMERIN CORP
filed 1996-11-14
CIK 1001603

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D. C. 20549

                           --------------------------
                                    FORM 10-Q
                           --------------------------

               X    Quarterly Report Pursuant to Section 13 or 15(d)
             -----  of the Securities Exchange Act of 1934

                    For the quarterly period ended September 30, 1996

                                       OR

                    Transition Report Pursuant to Section 13 or 15(d)
             -----  of the Securities Exchange Act of 1934

                    For the transition period from       to
                                                   -----    -----

                         Commission File Number 0-27146

                               AMERIN CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                      11-3085148
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)


200 E. Randolph Drive, 49th Floor, Chicago, IL           60601-7125
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    (312) 540-0078

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X     No
                                     -----     -----

               APPLICABLE ONLY TO ISSUER'S INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                  Yes        No
                                     -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at  November 1, 1996
           -----                               --------------------------------
Voting Common Stock, $.01 par value                      22,453,100
Nonvoting Common Stock, $.01 par value                    3,609,625

--------------------------------------------------------------------------------

                               AMERIN CORPORATION

                                Table of Contents

                                                                           Page
                                                                           ----
PART I.       FINANCIAL INFORMATION

     ITEM 1.      Financial Statements:

          Condensed Consolidated Balance Sheets at
              September 30, 1996 (unaudited) and December 31, 1995..........  1

         Condensed Consolidated Statements of Operations for the
              Three and Nine Month Periods Ended September 30, 1996
              and 1995 (unaudited)..........................................  2

         Condensed Consolidated Statements of Cash Flows for the
              Nine Month Periods Ended September 30, 1996 and 1995
              (unaudited)...................................................  3

         Notes to Condensed Consolidated Financial Statements (unaudited)...  4

     ITEM 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................  5


PART II.          OTHER INFORMATION

     ITEM 4.      Submission of Matters to a Vote of Security-Holders....... 10

     ITEM 6.      Exhibits and Reports on Form 8-K.......................... 10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                     Amerin Corporation and Subsidiaries

                                    Condensed Consolidated Balance Sheets

                                                                                  September 30,    December 31,
                                                                                      1996             1995
                                                                                  ------------   ---------------
                                                                                  (unaudited)
                                                                                    (in thousands of dollars)
Assets
Investments:
    Fixed maturities available-for-sale at fair value...........................  $    286,011   $       151,021
    Short-term investments......................................................        25,690           145,961
                                                                                  ------------   ---------------
Total investments...............................................................       311,701           296,982
Cash and cash equivalents.......................................................           737             1,054
Accrued investment income.......................................................         3,764             2,376
Premiums receivable.............................................................         5,374             2,375
Deferred policy acquisition costs...............................................         5,139             4,419
Leasehold improvements, furniture and equipment, at cost,
    net of accumulated depreciation.............................................         3,953             4,199
Goodwill, net of accumulated amortization.......................................         2,319             2,431
Other intangibles, net of accumulated amortization..............................           236               478
Deferred income taxes...........................................................         1,555                 -
Other assets....................................................................         2,051             2,014
                                                                                  ------------   ---------------
Total assets....................................................................  $    336,829   $       316,328
                                                                                  ============   ===============

Liabilities and Common Stockholders' Equity
Liabilities:
Unearned premiums...............................................................  $     19,141   $        12,710
Loss reserves...................................................................        15,375             7,092
Current income taxes............................................................           788               600
Deferred income taxes...........................................................             -             1,783
Payable for securities..........................................................         8,830            15,724
Accrued expenses and other liabilities..........................................         3,669             4,282
                                                                                  ------------   ---------------
Total liabilities...............................................................        47,803            42,191

Common Stockholders' Equity:
Voting Common Stock, $.01 par, 50,000,000 shares authorized, 22,453,100 shares and 22,381,818 shares issued and outstanding in 1996 and 1995,
     respectively........................... ..................................            224               224
Nonvoting Common Stock, $.01 par, 50,000,000 shares authorized,
     3,609,625 issued and outstanding in 1996 and 1995..........................            36                36
Additional paid-in capital......................................................       315,302           314,614
Net unrealized investment gains (losses)........................................        (2,543)            3,229
Retained-earnings deficit.......................................................       (23,993)          (43,966)
                                                                                  ------------   ---------------
Total common stockholders' equity...............................................       289,026           274,137
                                                                                  ------------   ---------------
Total liabilities and common stockholders' equity...............................  $    336,829   $       316,328
                                                                                  ============   ===============

                             See accompanying notes.


                                        Amerin Corporation and Subsidiaries

                                  Condensed Consolidated Statements of Operations

                                                               Three months ended           Nine months ended
                                                                  September 30,               September 30,
                                                              ----------------------      ----------------------
                                                                1996         1995           1996        1995
                                                              ---------     --------      ---------    ---------
                                                                                 (unaudited)
                                                              (in thousands of dollars, except per share data)

Revenues:
    Net premiums written..................................... $  20,552     $  9,888      $  49,988    $  20,729
    Increase in unearned premiums............................    (3,872)      (2,452)        (6,431)      (3,775)
                                                              ---------     --------      ---------    ---------
    Net premiums earned......................................    16,680        7,436         43,557       16,954
    Net investments out income...............................     4,278        1,728         12,401        4,984
    Realized investment gains (losses).......................        88          120           (133)         493
                                                              ---------     --------      ---------    ---------
Total revenues...............................................    21,046        9,284         55,825       22,431

Expenses:
    Losses Incurred..........................................     5,592        1,566         13,958        3,819
    Policy acquisition costs.................................     2,009        1,398          6,120        4,963
    Underwriting and other expenses..........................     2,765        1,607          7,865        4,863
                                                              ---------     --------      ---------    ---------
Total expenses...............................................    10,366        4,571         27,943       13,645
                                                              ---------     --------      ---------    ---------
Net income before taxes......................................    10,680        4,713         27,882        8,786
Income taxes.................................................     3,092           50          7,909           50
                                                              ---------     --------      ---------    ---------
Net income...................................................     7,588        4,663         19,973        8,736
Pay-in-kind dividends on preferred stock.....................         -        1,481              -        4,255
                                                              ---------     --------      ---------    ---------
Net income applicable to common stockholders.................    $7,588       $3,182        $19,973       $4,481
                                                              =========     ========      =========    =========

Net income per common share..................................     $0.29        $0.30          $0.76        $0.42
                                                              =========     ========      =========    =========
Average common and common equivalent shares
  outstanding (in thousands).................................  26,351.0     10,625.6       26,348.8     10,623.0

                             See accompanying notes.

                                        Amerin Corporation and Subsidiaries

                                  Condensed Consolidated Statements of Cash Flows


                                                                                       Nine months ended
                                                                                          September 30,
                                                                                 -------------------------------
                                                                                     1996              1995
                                                                                 ------------     --------------
                                                                                           (unaudited)
                                                                                    (in thousands of dollars)

Cash flows from operating activities
Net Income...................................................................... $     19,973      $       8,736
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Change in:
         Accrued investment income and premiums receivable......................       (4,387)              (785)
         Loss reserves..........................................................        8,283              3,399
         Unearned premiums......................................................        6,431              3,775
         Accounts payable and accrued expenses..................................           46                143
         Federal income taxes...................................................          (43)               (70)
Policy acquisition costs deferred...............................................       (6,349)            (5,004)
Policy acquisition costs amortized..............................................        5,629              3,829
Depreciation and other amortization.............................................          854                670
Realized investment losses (gains)..............................................          133               (493)
Other items, net................................................................          199               (529)
                                                                                 ------------     --------------

Net cash provided by operating activities.......................................       30,769             13,671
                                                                                 ------------     --------------

Cash flows from investing activities
Purchase of:
    Fixed maturity securities...................................................     (178,445)           (49,024)
    Property and equipment......................................................         (787)              (516)
Sale or maturity of:
    Fixed maturity securities...................................................       27,469             30,833
    Short-term investments, net.................................................      120,269              5,094
    Property and equipment......................................................           __                 20
                                                                                 ------------     --------------

Net cash used by investing activities...........................................      (31,494)           (13,593)
                                                                                 ------------     --------------

Financing activities
    Issuance of common stock....................................................          408                  -
                                                                                 ------------     --------------
Net increase (decrease) in cash and cash equivalents............................         (317)                78
Cash and cash equivalents at beginning of period................................        1,054                694
                                                                                 ------------     --------------

Cash and cash equivalents at end of period...................................... $        737     $          772
                                                                                 ============     ==============

                            See accompanying notes.

                       Amerin Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1996
                                   (Unaudited)

1.   ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

Where the effect of common stock equivalents on net income per share would be antidilutive, they are excluded from the weighted average number of shares outstanding. Common stock awards and options issued in the 12 months prior to the Company's Initial Public Offering are treated as common stock equivalents for 1995. Fully diluted net income per share is equal to primary net income per share for the three and nine month periods ended September 30, 1996 and 1995.

2.   INCOME TAXES

The provision for income taxes varies from the statutory federal income tax rate applied to income before income taxes principally due to tax exempt interest and, in 1995, the effects of net operating loss carryforwards.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995. Net premiums written for the three months ended September 30, 1996 were $20.6 million compared to $9.9 million for the three months ended September 30, 1995, which represents a 108% increase. The increase was primarily attributable to a 10.5% increase in new insurance written and growth in insurance in force and related renewal premiums of the Company's primary insurance subsidiary, Amerin Guaranty Corporation ("Amerin Guaranty").
Management believes that Amerin Guaranty was able to increase revenues due primarily to increased use by existing lenders of the Company's borrower-paid mortgage insurance, the addition of new, large lenders which began doing business with the Company during the second half of 1995 and increased sales of lender paid mortgage insurance. The increase in net premiums written was also due to higher average premiums during the three months ended September 30, 1996 compared to the same period in 1995, principally due to the increased coverage requirements introduced by Fannie Mae and Freddie Mac during the first quarter of 1995, which requirements took effect over the course of 1995. Amerin Guaranty's monthly premium plan represented 85.7% of new insurance written for the three months ended September 30, 1996 compared to 82.3% for the same period in 1995. Renewal premiums for the three months ended September 30, 1996 increased 147.3% from the comparable prior year period due primarily to the growth of insurance in force throughout 1995, as well as increased popularity of the monthly premium plan.

     Net premiums earned increased by $9.2 million to $16.7 million for the three months ended September 30, 1996 from $7.4 million for the three months ended September 30, 1995. This increase was primarily due to the increase in insurance written and in force in the 1996 period over the corresponding portion of the 1995 period.

     Net investment income of $4.3 million for the three months ended September 30, 1996 increased by $2.6 million (or 148%) over the same period in 1995 primarily due to investment of the proceeds from the Company's initial public offering in November 1995 (the "Initial Public Offering"), which resulted in an increase of 169.6% in the monthly average amount of invested assets. Realized investment gains for the three months ended September 30, 1996 were $88,000 compared to realized investment gains of $120,000 for the same period in 1995. This change was due primarily to a lower number of portfolio sales in the latter period.

     Losses incurred in the three months ended September 30, 1996 were $5.6 million, compared to $1.6 million of losses incurred in the three months ended September 30, 1995, as a result of the aging of the Company's policies. Because of the Company's limited operating history, its loss experience is expected to significantly increase as its policies age further. Policy acquisition costs during the three months ended September 30, 1996 of $2.0 million increased by $0.6 million (or 44%) compared to the same period in 1995 principally due to the growth in the level of marketing and underwriting activity in connection with the increased production of new insurance written in the 1996 period compared to the prior year period. Underwriting and other expenses increased by $1.2 million (or 72%) for the three months ended September 30, 1996 over the same period in 1995 due to the institution of an excess loss treaty, the increase in insurance in force and increases in various administrative and occupancy costs relating to growth in the Company's personnel.

     The Company's effective tax rate was 29% in the three months ended September 30, 1996, compared to 1% in the same period in 1995. The increase in the effective tax rate resulted from the fact that the Company fully utilized its net operating losses in 1995 and no additional net operating losses were available for utilization in 1996. The effective tax rate for the third quarter of 1996 was below the statutory rate of 35%, principally reflecting the benefits of tax-exempt investment income.

     As a result of the foregoing factors, the Company had net income of $7.6 million for the three months ended September 30, 1996, compared to net income before pay-in-kind dividends on its previously outstanding 13.5% Cumulative Preferred Stock of $4.7 million for the same period in 1995. Net income applicable to common stockholders (after pay-in-kind dividends) was $3.2 million for the third quarter of 1995. The 13.5% Cumulative Preferred Stock was redeemed in connection with the Initial Public Offering.

     Nine Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995. Net premiums written for the nine months ended September 30, 1996 were $50.0 million compared to $20.7 million for the nine months ended September 30, 1995 which represents a 141% increase. The increase was primarily attributable to an 48.7% increase in Amerin Guaranty's new insurance written and growth in insurance in force and related renewal premiums. Management believes that Amerin Guaranty was able to increase revenues due primarily to increased use by existing lenders of the Company's borrower-paid mortgage insurance, the addition of new, large lenders which began doing business with the Company during the second half of 1995 and increased sales of lender paid mortgage insurance. The increase in net premiums written was also due to higher average premiums during the nine months ended September 30, 1996 compared to the first nine months of 1995, principally due to the increased coverage requirements introduced by Fannie Mae and Freddie Mac during the first quarter of 1995, which requirements took effect over the course of 1995. Amerin Guaranty's monthly premium plan represented 85.5% of new insurance written for the nine months ended September 30, 1996 compared to 81.2% for the same period in 1995.

Renewal premiums for the nine months ended September 30, 1996 increased 196% from the comparable prior year period due primarily to the growth of insurance in force throughout 1995, as well as increased popularity of the monthly premium plan.

     Net premiums earned increased by $26.6 million to $43.6 million for the nine months ended September 30, 1996 from $17.0 million for the nine months ended September 30, 1995. This increase was primarily due to the increase in insurance written and in force in the 1996 period over the corresponding portion of the 1995 period.

     Net investment income of $12.4 million for the first nine months of 1996 increased by $7.4 million (or 149%) over the first nine months of 1995 primarily due to investment of the proceeds from the Initial Public Offering, which resulted in an increase of 174.6% in the monthly average amount of invested assets. Realized investment losses for the first nine months of 1996 were $133,000 compared to realized investment gains of $493,000 for the first nine months of 1995. This change was due primarily to a smaller number of profitable sales in 1996, resulting from reduced activity within the existing portfolio due to the Company's desire to maintain the current composition of the investment portfolio. As of September 30, 1996 and 1995, the yields to maturity in the investment portfolio were 5.8% and 6.4%, respectively, and the average durations of the investment portfolio were 6.5 years and 5.1 years, respectively.

     Losses incurred in the first nine months of 1996 were $14.0 million, compared to $3.8 million of losses incurred in the first nine months of 1995 as a result of the aging of the Company's policies. Because of the Company's limited operating history, its loss experience is expected to significantly increase as its policies age further. Policy acquisition costs during the first nine months of 1996 of $6.1 million increased by $1.2 million (or 23.3%) compared to the first nine months of 1995 principally due to the growth in the level of marketing and underwriting activity in connection with the increased production of new insurance written in the 1996 period compared to the prior year period. Underwriting and other expenses increased by $3.0 million (or 61.7% ) for the first nine months of 1996 over the first nine months of 1995 due to the institution of an excess loss treaty, the increase in insurance in force and increases in various administrative and occupancy costs relating to growth in the Company's personnel.

     The effective tax rate was 28.4% in the nine months ended September 30, 1996, compared to 1% in the first nine months of 1995. The increase in the effective tax rate resulted from the fact that the Company fully utilized its net operating losses in 1995 and no additional net operating losses were available for utilization in the first nine months of 1996. The effective tax rate for the first nine months of 1996 was below the statutory rate of 35%, principally reflecting the benefits of tax-exempt investment income.

     As a result of the foregoing factors, the Company had net income of $20.0 million for the first nine months of 1996, compared to net income before pay-in-kind dividends on its previously outstanding 13.5% Cumulative Preferred Stock of $8.7 million for the first nine months of 1995. Net income applicable to common stockholders (after pay-in-kind dividends) was $4.5 million for the first nine months of 1995. The 13.5% Cumulative Preferred Stock was redeemed in connection with the Initial Public Offering.

LIQUIDITY AND CAPITAL RESOURCES

     The liquidity and capital resources considerations are different for Amerin Corporation and its principal insurance operating subsidiary, Amerin Guaranty, as discussed below.

     Amerin Corporation is a holding company whose principal assets are its investments in Amerin Guaranty and Amerin Re Corporation ("Amerin Re"). The Company has no operations of its own and no employees and has only limited needs for liquidity to meet certain legal, accounting, tax and administrative expenses. The Company relies primarily on dividends and other permitted distributions from Amerin Guaranty and Amerin Re as sources of funds. The Company does not currently have any committed lines of credit.

     The principal sources of funds for Amerin Guaranty are premiums received on new and renewal business, amounts earned from the investment of its contributed capital as well as the investment of its cash flow and commissions on ceded business and reimbursement of losses from reinsurers. The principal uses of funds by Amerin Guaranty are currently the payment of claims and related expenses, reinsurance premiums, other operating expenses and may in the future include the payment of dividends to Amerin Corporation. Liquidity requirements are influenced significantly by the level of claims incidence. Amerin Guaranty does not currently have any committed lines of credit.

     Amerin Guaranty generates substantial cash flows from operations as a result of premiums being received in advance of the time when claim payments are required. Cash flows generated from Amerin Guaranty's mortgage insurance operations totaled $34.3 million and $22.8 million for the first nine months of 1996 and the first nine months of 1995, respectively. These operating cash flows, along with that portion of the investment portfolio that is held in cash and highly liquid securities, are available towards the liquidity requirements of Amerin Guaranty. Amerin Guaranty's investment portfolio was $275.1 million at September 30, 1996 and $260.8 million at December 31, 1995.

     All of the Company's $286.0 million of fixed income securities at September 30, 1996 are rated "investment grade," which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2 or an S&P rating ranging from "AAA" to "BBB-."

     Risk to Capital Ratio. As a condition to maintenance of its claims-paying ratings, the total amount of insurance risk that may be written by Amerin Guaranty is limited to a multiple of 20 times its statutory capital (which includes the contingency reserve) less the carrying value of non-investment grade debt and tax and loss bonds and investments in affiliates, or such higher or lower multiple as is reasonably determined by the rating agency in its sole discretion. Amerin Guaranty has several alternatives available to control its risk to capital ratio, including obtaining capital contributions from the Company, purchasing reinsurance and reducing the amount of new business written. A material reduction in statutory capital, whether resulting from underwriting or investment losses or otherwise, or a disproportionate increase in risk in force, could increase the risk to capital ratio. An increase in the risk to capital ratio could limit Amerin Guaranty's ability to write new business (which in turn could materially adversely affect the Company's results of operations and prospects). At September 30, 1996 and December 31, 1995, Amerin Guaranty's risk to capital ratio was 12.3 to 1 and 8.2 to 1, respectively.

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

                           PART II. OTHER INFORMATION


ITEM 4.   Submission of Matters to a Vote of Security-Holders


          No matters were submitted to a vote of holders of the Company's securities in the third quarter follows:


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


                                         AMERIN CORPORATION


Date:  November 13, 1996                 By:--------------------------------
                                         Gerald L. Friedman
                                         Chairman of the Board and
                                         Chief Executive Officer




Date:  November 13, 1996                 -----------------------------------
                                         George G. Freudenstein
                                         Senior Vice President, Chief Financial
                                         Office and Chief Administrative Officer

                                INDEX TO EXHIBITS



     Exhibit
     Number    Description of Document                                     Page
    --------   ---------------------------------------------------------   ----
      11.1     Statement Regarding Computation of Earnings Per Share.

      27.1     Financial Data Schedule.

                                   Exhibit 11

                                       Amerin Corporation and Subsidiaries
                                Statement of Computation of Per Share Net Income

                                                Three Months ended September 30,   Nine Months Ended September 30,
                                                --------------------------------  ---------------------------------
                                                     1996             1995             1996              1995
                                                ---------------  ---------------  ---------------   ---------------
                                                    (in thousands of dollars, except share and per share amounts)

Net income...................................   $         7,588  $         4,663  $        19,973   $         8,736
Less pay-in kind dividends on
  preferred stock............................                 -            1,481                -             4,255
                                                ---------------  ---------------  ---------------   ---------------
Primary and fully diluted basis-net income(1)   $         7,588  $         3,182  $        19,973   $         4,481
                                                ===============  ===============  ===============   ===============

Average shares outstanding................(2)        26,046,185       10,399,625       26,027,535        10,399,625
Stock issued within one year of IPO.......(3)                 -           85,750                -            85,750
Common stock equivalents from dilutive
  stock options, based on the treasury
  stock method using average market
  price...................................(4)           304,795          140,680          321,223           137,625
                                                ---------------  ---------------  ---------------   ---------------
         Total shares - primary basis........        26,350,980       10,625,555       26,348,758        10,623,000

Additional shares assuming conversion
  of preferred stock......................(1)                 -                -                -                 -

Additional common stock equivalents
  from dilutive stock options, based
  on the treasury stock method using
  closing market price, if higher
  than average market price...............(4)               741           88,330                -            86,625
                                                ---------------  ---------------  ---------------   ---------------
         Total shares - fully diluted........        26,351,721       10,713,885       26,348,758        10,709,625
                                                ===============  ===============  ===============   ===============

Net income per share - primary...............   $          0.29  $          0.30  $          0.76   $          0.42
                                                ===============  ===============  ===============   ===============

Net income per share - fully diluted.........   $          0.29  $          0.30  $          0.76   $          0.42
                                                ===============  ===============  ===============   ===============
-------------------

(1)   Preferred stock (redeemed in December 1995) was not convertible until 2007 at which time it was mandatorily convertible.  Because conversion was not effective within 10 years of each reporting period, conversion was not assumed for all periods prior to 1996.

(2)   For the three and nine month periods ended September 30, 1995, excludes 11,000,000 shares of common stock issued subject to contingent recall provisions.  Conditions required for the removal of the recall provisions were not met during such periods.  For the three and nine month periods ended September 30, 1996, includes 13,340,000 shares issued in conjunction with the Company's November 28, 1995 initial public offering and 2,250,068 shares, as of the date of such offering, out of a total of 11,000,000 shares that were excluded from weighted average shares prior to the Company's initial public offering.  The Company's initial public offering removed the recall provisions on 2,250,068 of the shares and resulted in the cancellation of the remaining 8,749,932 common shares.

(3)   Stock awards and options issued in the twelve months prior to the Company's initial public offering are treated as common stock equivalents (based on the treasury stock method using the initial public offering price).

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