Form 10-K
period 1996-12-31
AMERIN CORP
filed 1997-03-31
CIK 1001603

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

(Mark One)       Annual Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

  /X/              For the fiscal year ended December 31, 1996
                                          OR
  / /          Transition Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

             For the Transition period from ___________ to ______________

                            Commission file number 0-27146
                                 ___________________

                                  AMERIN CORPORATION
                (Exact name of registrant as specified in its charter)

         Delaware                                               11-3085148
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

    200 E. Randolph Drive, 49th Floor, Chicago, IL              60601-7125
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (312) 540-0078
                                _____________________

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                                      Name Of Each Exchange
     Title Of Each Class                               On Which Registered
     -------------------                              ---------------------
 Common Stock, $.01 par value                         Nasdaq National Market

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES        X                  NO
             ---------------------        --------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the Nasdaq National Market on March 21, 1997 ($21.75 per share): $397,776,789.

    As of March 21, 1997, 24,454,699 shares of the Common Stock, $.01 par value, and 1,656,909 shares of the Nonvoting Common Stock, $.01 par value, of the Registrant were outstanding.

    Documents Incorporated by Reference: Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated herein by reference in Part III.

                                    PART I

ITEM 1.  BUSINESS.

GENERAL

Amerin Corporation (the "Company" or "Amerin") is a holding company which, through Amerin Guaranty Corporation ("Amerin Guaranty"), is a provider of private mortgage insurance coverage in the United States to mortgage bankers, savings institutions, commercial banks and other lenders. Primary mortgage insurance provides mortgage default protection on individual loans. Amerin Guaranty issues primary insurance for first mortgage loans on owner occupied, one-to-four unit residential properties, including condominiums. Home purchasers who make down payments of less than 20% of the value of their home are usually required by the mortgage lender to qualify and pay for primary mortgage insurance on their mortgage loans. If the homeowner defaults on the mortgage loan, mortgage insurance reduces and, in some instances, eliminates any loss to the insured lender. Mortgage insurance does not cover losses that result from damage to the property. Private mortgage insurance is used by mortgage lenders to reduce their credit risk in mortgage loans with high loan to value ratios ("LTV") as well as to enhance their ability to sell the loans into the secondary mortgage market, principally to the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac").

Amerin Guaranty's claims-paying ability is rated "Aa3" by Moody's Investors Service, Inc. ("Moody's") and "AA" by Standard & Poor's Corporation ("S&P"). Amerin Guaranty commenced writing insurance in April 1993.

The Company is a Delaware corporation. Its office is located at 200 East Randolph Drive, 49th Floor, Chicago, Illinois 60601-7125 (telephone number
(312) 540-0078).

PRODUCTS

Traditionally, all mortgage insurance has been sold in the form of borrower paid mortgage insurance ("BPMI"), whereby mortgage insurance premiums are charged to the borrower by the mortgage lender or loan servicer, which in turn remits the premiums to the mortgage insurer. Amerin Guaranty first offered BPMI on a limited basis in California beginning in June 1993, and began offering BPMI nationwide in February 1994 at rates which are generally lower than those currently approved for use in most states by other private mortgage insurers. In December 1996, the Company introduced an alternative set of premium rates ("Retail Rates"). The Retail Rates, which are substantially similar to the premium rates charged by other mortgage insurers, will be used with certain mortgage lenders which have requested that Amerin provide additional services and support beyond those provided by the Company under its lower premium plans. Management believes that the cost of such services and support will be offset by the additional premium revenue to be received under the Retail Rates.

In addition to BPMI, Amerin Guaranty also offers comparable mortgage insurance coverage in the form of lender paid mortgage insurance ("LPMI"), whereby mortgage insurance premiums are charged to the mortgage lender or loan servicer, which pays the premiums to the mortgage insurer. In April 1993, Amerin Guaranty was the first private mortgage insurer to offer LPMI, and was the first mortgage insurer to be approved for the use of LPMI by Fannie Mae and Freddie Mac. Amerin Guaranty offers a program known as the Award Plus Plan to lenders utilizing LPMI. Under the Award Plus Plan, the lender is charged lower premium rates for loans insured and, based on performance of such loans over an extended period of time, is entitled to receive cash awards from, or required to pay cash surcharges to, Amerin Guaranty with respect to such loans.

The coverage percentage provided by Amerin Guaranty on a given loan is determined by the lender, usually in order to comply with Fannie Mae and Freddie Mac requirements to reduce loss exposure on loans purchased by them. Freddie Mac and Fannie Mae changed, and in most cases raised, their coverage requirements for most new loans closed after January 1, 1995, and March 1, 1995, respectively. As a result of these changes, Amerin Guaranty's average coverage percentage on new insurance written increased from 24.1% for 1995 to 24.8% for 1996. The Company expects that the increased coverage requirements will cause Amerin Guaranty's risk-to-capital ratio to increase and its average claim amount to increase, but will not have a material impact on underwriting expenses. Although Amerin Guaranty's premium rates for higher coverages were derived in the same manner as rates for other coverage levels, there can be no assurance that the higher premium rates are adequate to reflect risks associated with higher coverages.

The following table shows Amerin Guaranty's direct insurance in force and net (after giving effect to applicable reinsurance) primary risk in force as of the dates indicated:

                   PRIMARY INSURANCE AND RISK IN FORCE

                                     Year ended December 31,
                                   ---------------------------
                                    1996       1995      1994
                                   -------    ------    ------
                                    (in millions of dollars)
Direct Primary
Insurance In Force ............... $14,777    $8,262    $2,750
Net Primary
Risk In Force ....................   3,335     1,847       580

Amerin Guaranty may not terminate coverage except for non-payment of premium, and such coverage is renewable at the option of the insured lender at the renewal rate in effect at the time the loan was originally insured. Lenders may cancel insurance at any time at their option or because of loan repayment, which may be accelerated in times of increased refinancing activity. In the case of loans purchased by Fannie Mae or Freddie Mac, borrowers which meet certain requirements may require lenders to cancel insurance when the principal balance of the insured loan is less than 80% of the property's current value and, in some cases, when such principal balance is less than 80% of the property's original value.

Because maintenance of coverage is linked to LTV, coverage tends to be cancelled earlier in areas which are experiencing housing price appreciation and to continue in force longer in areas experiencing housing price depreciation. These two factors, which may be exacerbated during periods of heavy mortgage refinancing, may result in an increase in the percentage of an insurer's portfolio comprised of loans in economically weak areas. The following table shows the percentage of new insurance written representing refinances in the last two years:

                      PERCENTAGES OF PRIMARY RISK WRITTEN

                                          1996      1995
                                          ----      ----
              Purchase Loans              86.4%     89.0%
              Refinance Loans             13.6%     11.0%

Amerin Guaranty's premium rates are based upon the expected risk of a claim on the insured loan and take into account the LTV, loan type, mortgage term, occupancy status and coverage percentage. Premium rates cannot be changed after the issuance of coverage. The Company generally employs a national premium rate policy, rather than a regional or local policy, because it believes that each region of the United States is subject to similar factors affecting the risk of loss on insurance written.

Amerin Guaranty has three basic types of premium payment plans. The most popular is a monthly premium plan, introduced in March 1994, under which only one or two months premium is paid at the mortgage loan closing, and thereafter premiums are remitted on a monthly basis to Amerin Guaranty. Based on the rapid market acceptance of monthly premium plans, the Company expects that such percentage will remain at this level or continue to increase slightly. The second type of premium payment plan is an annual premium plan in which a first-year premium is paid at the mortgage loan closing and annual renewal payments are paid thereafter. Renewal payments generally are (i) collected monthly from the borrower along with the mortgage payment and held in escrow by the loan servicer or (ii) reserved by the loan servicer for annual remittance to Amerin Guaranty in advance of each renewal year. The third type of premium payment plan is a single premium plan that involves a lump-sum payment at the loan closing. The single premium can be financed by the borrower by adding it to the principal amount of the mortgage. Premiums written under any of these plans may be either non-refundable or refundable if the coverage is canceled by the insured lender (which generally occurs when the loan is repaid or the LTV is less than 80% as a result of loan amortization and/or property appreciation).

The following table sets forth the dollar amounts and percentages of new insurance written represented by each of the three premium plans in 1996 and 1995:

                       NEW PRIMARY INSURANCE WRITTEN

                                  1996                      1995
                                  ----                      ----
                                     (in millions of dollars)

Monthly premium plan      $6,671        86.6%         $4,825     81.5%
Annual premium plan          867        11.2             985     16.6
Single premium plan          167         2.2             114      1.9
                          ------       -----          ------    -----
    Total                 $7,705       100.0%         $5,924    100.0%
                          ------       -----          ------    -----
                          ------       -----          ------    -----

CUSTOMERS

Amerin Guaranty's customers are mortgage originators. Mortgage originators include mortgage bankers, savings institutions, commercial banks and other mortgage lenders. Amerin Guaranty is dependent on a small number of lenders for a substantial majority of its business. Amerin Guaranty's largest ten customers were responsible for 78.3%, 85.8% and 91.0.% of the Company's net premiums written for 1996, 1995 and 1994, respectively. Amerin Guaranty's three largest customers (including branches and affiliates of such customers) in 1996 were Norwest Mortgage, Inc., Countrywide Home Loans and Bank of
America which accounted for 37.8%, 18.7% and 10.1%, respectively, of the Company's net premiums written for 1996. Amerin Guaranty's three largest customers (including branches and affiliates of such customers) in 1995 were Norwest Mortgage, Countrywide Home Loans and Bank of America, which accounted for 37.3%, 19.5% and 10.2%, respectively, of the Company's net premiums written for 1995.

To obtain primary insurance from Amerin Guaranty, a mortgage lender must first apply for and receive a master policy from Amerin Guaranty. Through December 31, 1996 Amerin Guaranty had done business with 82 master policyholders, of which it considered 47 to be active master policyholders (lenders which had submitted applications for insurance within the preceding 90 days, excluding branches, affiliates and companies acquired or merged into other lenders).

SALES AND MARKETING AND COMPETITION

    SALES AND MARKETING

Amerin Guaranty sells its insurance products through its own employees, located throughout the United States. At December 31, 1996, Amerin Guaranty had a total of 24 sales and marketing employees, 5 of which work in Amerin Guaranty's office in Chicago, Illinois.

    COMPETITION

The U.S. private mortgage insurance industry consists of nine active mortgage insurers. Amerin Guaranty is the seventh largest private mortgage insurer in the United States, based on new primary insurance written in 1996. General Electric Mortgage Insurance Corporation ("GEMICO"), an affiliate of General Electric Capital Corporation, and United Guaranty Residential Insurance Company ("UGC"), an affiliate of American International Group, Inc., have higher claims-paying ability ratings from Moody's and S&P than Amerin Guaranty, principally based on having definitive capital support agreements from affiliated companies and, as a result, they may have greater access to capital resources than Amerin Guaranty.

The Company believes that Amerin Guaranty competes with other private mortgage insurers principally on the basis of its innovative approaches to sales, products, underwriting and claims processing. The Company believes that these innovations provide a lower cost product and greater efficiency and ease of interaction for mortgage lenders. The Company believes that these benefits are particularly attractive to larger mortgage lenders.

Amerin Guaranty and other private mortgage insurers also compete directly with federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration ("FHA") and, to a lesser degree, the Veterans Administration ("VA"). These agencies sponsor government-backed mortgage insurance programs which, according to data from HUD, VA and Inside Mortgage Finance, accounted for 42.8%, 36.1%, and 49.8% of all loans insured by the FHA, VA or by private mortgage insurers in 1996, 1995 and 1994, respectively. Management believes that the market share of private mortgage insurers relative to the FHA and VA is influenced by factors including: (i) the percentage of loans exceeding the FHA and VA limits, which has generally increased over time but may be reduced by increases in the FHA and VA limits; (ii) the percentage of high-LTV borrowers making down payments of 5% or more, at which levels private mortgage insurance has generally been more cost-effective than FHA borrowing;
(iii) the number of borrowers eligible for VA insurance, which has recently been increased to include members of the

National Guard and Reserves with at least six years' service; (iv) the level of refinancing activity (beginning in 1992, the FHA ceased charging renewal premiums on FHA refinancings of FHA loans, which made such refinancings relatively attractive) and (v) the relative attractiveness of FHA and privately insured mortgage products in various market conditions.

Management believes that the introduction of the monthly premium product and lender paid mortgage insurance has increased the competitiveness of the private mortgage insurers versus the FHA and VA by spreading the initial premium over a 12-month period and thereby lowering the borrower's closing costs.

In addition to competition from federal agencies, Amerin Guaranty and other private mortgage insurers face competition from state-supported mortgage insurance funds. As of December 31, 1996, several states (including California, Connecticut, Maryland, Massachusetts, New York and Vermont) have state housing insurance funds which are either independent agencies or affiliated with state housing agencies.

Management believes the share of newly-originated mortgages carrying mortgage insurance is influenced by several factors. The share of high-LTV loans carrying mortgage insurance has been increased by higher regulatory capital requirements for depository institutions holding uninsured high-LTV loans. The high-LTV share of mortgage originations is influenced by the level of refinancing activity (the share of high-LTV loans among refinancings is lower than among purchase money mortgages), and may be increased by affordable housing and central-city housing initiatives.

The following table indicates the relative share of the mortgage insurance market based on new insurance written by FHA/VA and private mortgage insurers for the periods shown.

       FEDERAL GOVERNMENT AND PRIVATE MORTGAGE INSURANCE MARKET SHARE

                                           Year ended December 31,
                                    -------------------------------------
                                     1996           1995            1994
                                    ------         ------          ------
FHA/V............................    42.8%          36.1%           49.8%
Private mortgage insurance.......    57.2%          63.9%           50.2%
                                    ------         ------          ------
                                    100.0%         100.0%          100.0%
                                    ------         ------          ------
                                    ------         ------          ------

---------------
Sources: Inside Mortgage Finance and the Mortgage Insurance Companies of
America.

Various proposals are being discussed by Congress and certain federal agencies to reform or modify the FHA. The Company is unable at this time to predict the scope and content of such proposals, or whether any such proposals will be enacted into law, and, if enacted, the effect on the Company.

Amerin Guaranty and other private mortgage insurers also compete indirectly with mortgage lenders that elect to retain the risk of loss from defaults on all or a portion of their high LTV mortgage loans rather than obtain insurance for such risk. Any change in legislation which affects the risk-based capital rules imposed on savings institutions, like the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), may affect the desirability of foregoing insurance for savings institutions and, therefore, Amerin Guaranty's opportunity to insure more high LTV mortgage loans from such institutions.

OVERVIEW OF DIRECT RISK IN FORCE

The Company believes that the risk of a claim on a low down payment mortgage loan is principally a function of the following factors: (i) economic conditions in the geographic market in which the property is located; (ii) the credit quality of the borrower; (iii) the LTV; (iv) the type of loan instrument (for example, whether the loan is a fixed rate mortgage or is an adjustable rate mortgage -"ARM"); (v) the purpose for which the loan is made (for example, a primary residence or a vacation home) and (vi) the underwriting practices of the lender originating the loan. Beginning in the second half of 1994, because of, among other factors, overcapacity in the home mortgage lending industry, increased competition among home mortgage lenders to expand their markets, particularly in response to affordable housing initiatives, and higher mortgage interest rates that prevailed through most of the first quarter of 1995, a higher proportion of new insurance written by the mortgage insurance industry generally contained factors (including reduced borrower credit quality and higher risk loan instruments) indicating a higher risk profile. Such higher risk loan instruments include loans with loan-to-value ratios of 95% ("95s"), ARMs, ARM 95s, ARMs with potential negative amortization, and mortgages with original loan amounts in excess of $207,000. While the proportion of Amerin Guaranty's new insurance written in 1996 with these risk factors is slightly lower than the comparable proportion for the overall mortgage industry, the proportion of loans with such risk factors in Amerin Guaranty's risk in force is higher than the comparable proportion for the overall mortgage insurance industry due to Amerin's recent entry into the mortgage insurance business and an overall industry trend in recent years toward a greater percentage of 95s.

The Company believes that the claim incidence for 95s is substantially higher than for loans with LTV ratios of 90% or less, that the claim incidence for mortgages in which the original loan amount exceeds $200,000 is substantially higher than for mortgages in which the original amount is $200,000 or less, and that the claim incidence for ARMs during a prolonged period of rising interest rates would be substantially higher than for fixed rate loans. While there is no meaningful data on claim incidence for loans with LTVs of 97% ("97s") because this product has only been recently offered by the industry, the Company anticipates that claim incidence on 97s will be higher than on 95s. Amerin Guaranty's premium rates take certain risk factors, such as higher LTVs or ARMs, into account. However, the premiums earned on mortgage insurance covering such types of loans, and the associated investment income, may ultimately prove to be inadequate to compensate for related future losses.

The Company believes there was a decline in the credit quality of newly-originated insured loans for the mortgage insurance industry generally beginning in the second half of 1994. The Company believes that this decline in credit quality resulted from, among other factors, overcapacity in the home mortgage lending industry, increased competition among home mortgage lenders to expand their markets, particularly in response to affordable housing initiatives, and higher mortgage interest rates that prevailed through most of the first quarter of 1995. The Company identified declining overall credit quality among insured loans originated by certain lenders with which it does business, and worked with these lenders to establish specific measures for the improvement of the credit quality of these lenders' originations. The Company believes that borrower credit quality has subsequently improved and that originations made in the second quarter of 1995 and thereafter have been of generally higher quality than those made in the second half of 1994 and the first quarter of 1995.

The following table reflects certain characteristics of Amerin Guaranty's primary risk in force (as determined on the basis of information available on the date of mortgage insurance) by the categories and as of the dates indicated:

                    CHARACTERISTICS OF PRIMARY RISK IN FORCE
                                                     December 31,
                                            -----------------------------
                                              1996       1995      1994
                                            --------   --------   -------
                                    (in millions of dollars, except percentages)

 DIRECT RISK IN FORCE:                      $3,671.0   $1,989.4   $580.3
 LENDER CONCENTRATION:
   Top 3 lenders(1) . . . . . . . . . . .       70.5%      70.8%    64.3%
   Top 10 lenders(1). . . . . . . . . . .       87.4%      86.8%    89.9%
 LTV:
   97s  . . . . . . . . . . . . . . . . .        0.2%       0.1%      --%
   95s  . . . . . . . . . . . . . . . . .       48.8%      50.6%    54.1%
   90s(2) . . . . . . . . . . . . . . . .       46.7%      45.3%    42.4%
   85s and below  . . . . . . . . . . . .        4.3%       4.0%     3.5%

 AVERAGE COVERAGE PERCENTAGE:                   24.8%      24.1%    21.1%

 LOAN TYPE:
   Fixed(3) . . . . . . . . . . . . . . .       77.7%      72.3%    58.9%
   ARMs . . . . . . . . . . . . . . . . .       11.4%      18.5%    36.2%
   ARMs with potential negative
     amortization . . . . . . . . . . . .        0.6%       1.2%     0.3%
   Fixed/Adjustable(4)  . . . . . . . . .        5.4%       5.2%     2.1%
   Balloon  . . . . . . . . . . . . . . .        4.6%       2.6%     2.0%
   Other  . . . . . . . . . . . . . . . .        0.3%       0.3%     0.5%
 MORTGAGE TERM:
   15 years and under . . . . . . . . . .        2.5%       2.3%     2.1%
   Over 15 years  . . . . . . . . . . . .       97.5%      97.7%    97.9%
 PROPERTY TYPE:
   Single family detached . . . . . . . .       94.5%      94.5%    92.8%
   Condominium  . . . . . . . . . . . . .        4.5%       4.3%     6.0%
   Other(5) . . . . . . . . . . . . . . .        1.0%       1.2%     1.2%
 OCCUPANCY STATUS:
   Primary residence  . . . . . . . . . .       99.2%      99.6%    99.8%
   Second home  . . . . . . . . . . . . .        0.8%       0.4%     0.2%
   Non-owner occupied . . . . . . . . . .         --%        --%      --%
 LOAN AMOUNT:
   $100,000 or less . . . . . . . . . . .       22.7%      24.0%    23.8%
   Over $100,000 to $155,250(6) . . . . .       35.9%      37.6%    39.1%
   Over $155,250 to $207,000(6)(7)  . . .       26.4%      24.3%    26.4%
   Over $207,000 to $250,000(7) . . . . .        7.2%       5.9%     5.1%
   Over $250,000  . . . . . . . . . . . .        7.8%       8.0%     5.3%
______________________
 (1)  Based on original application volume.
 (2) For the purposes of applying underwriting standards and determining premiums, Amerin Guaranty considers loans under which the borrower makes a down payment of at least 10% and finances the mortgage insurance premium as part of the loan (resulting in a final LTV over 90%) to be 90s. Such loans are classified as 95s in the above table, and are so classified by Fannie Mae. At December 31, 1996, .6% of Amerin Guaranty's risk in force consisted of these types of loans.
 (3)  Fixed rate loans with temporary buydowns are included as fixed loans.
 (4) Loans with fixed interest rates for the first five years or more (and adjustable rates thereafter).
 (5)  Includes two-to-four unit dwellings.
 (6) $151,725 was the maximum individual loan amount that the FHA could insure. Such amount was increased to $152,363 in the third quarter of 1994 and $155,250 in the first quarter of 1996.
 (7) $207,000 was the maximum principal balance of loans originated eligible for purchase by Fannie Mae and Freddie Mac. Such amount was increased to $214,600 in the first quarter of 1997.

GEOGRAPHIC DISPERSION

Amerin Guaranty's long-term strategy is to diversify the geographic mix of its portfolio to approximate the national distribution of high LTV loans. Amerin Guaranty seeks to implement this strategy by focusing its marketing efforts on high quality national and selected regional lenders to balance the geographic mix of its new business. In 1994, Amerin developed a high concentration of business in California, with 45.9% of that year's new insurance written in the state. This concentration resulted from greater early market penetration by Amerin Guaranty of lenders active in California relative to other regions. Amerin achieved greater market share in other regions in 1995 and 1996, and the percentages of new insurance written in California in 1995 and 1996 were reduced to 27.0% and 20.5%, respectively. Management expects that the proportion of Amerin Guaranty's business in California will continue to decline.

The following table reflects the percentages of primary risk in force at the dates indicated for each of Amerin Guaranty's top 10 states and top 10 Metropolitan Statistical Areas ("MSAs"):

                                              Primary Risk in Force
                                            --------------------------
                                                   December 31,
                                            --------------------------
                                             1996      1995      1994
                                            ------    ------    ------
         TOP 10 STATES
         California . . . . . . . . . . . .  25.4%     31.1%     43.2%
         Texas  . . . . . . . . . . . . . .   5.4%      4.3%      4.5%
         Florida  . . . . . . . . . . . . .   5.0%      4.6%      3.2%
         Illinois . . . . . . . . . . . . .   4.0%      3.5%      2.7%
         Massachusetts  . . . . . . . . . .   3.5%      3.4%      2.4%
         New York . . . . . . . . . . . . .   3.5%      3.4%      2.5%
         Minnesota  . . . . . . . . . . . .   3.4%      2.7%      1.5%
         Colorado . . . . . . . . . . . . .   3.3%      3.3%      3.0%
         Pennsylvania . . . . . . . . . . .   2.9%      2.5%      1.3%
         Arizona  . . . . . . . . . . . . .   2.9%      3.3%      3.3%
                                             ----      ----      ----
            Top 10 total  . . . . . . . . .  59.3%     62.1%     67.6%

         TOP 10 MSAS
         Los Angeles  . . . . . . . . . . .   7.0%      9.0%     15.1%
         Orange County  . . . . . . . . . .   3.2%      4.2%      6.7%
         Chicago  . . . . . . . . . . . . .   3.2%      2.7%      1.9%
         Oakland  . . . . . . . . . . . . .   2.6%      3.3%      3.9%
         Minneapolis  . . . . . . . . . . .   2.3%      1.7%      1.0%
         Washington, D.C. . . . . . . . . .   2.3%      1.9%      1.6%
         Phoenix  . . . . . . . . . . . . .   2.1%      2.4%      2.4%
         Boston . . . . . . . . . . . . . .   2.1%      2.1%      1.5%
         San Diego  . . . . . . . . . . . .   2.0%      2.3%      3.2%
         San Francisco  . . . . . . . . . .   1.8%      2.3%      2.7%
                                             ----      ----      ----
            Top 10 total  . . . . . . . . .  28.6%     31.9%     40.0%

INSURANCE IN FORCE BY POLICY YEAR

The following table sets forth the dispersion of Amerin Guaranty's insurance in force as of December 31, 1996, by year of policy origination since Amerin Guaranty began operations in April 1993:

                      PRIMARY INSURANCE IN FORCE BY POLICY YEAR

                                       Primary Insurance             Percent of
     Policy Year                           in Force                     Total
     -----------                       -----------------             ----------
                                   (in millions of dollars)
       1993                               $   226                        1.5%
       1994                                 2,033                       13.8
       1995                                 5,484                       37.1
       1996                                 7,034                       47.6
                                          -------                      ------
          Total                           $14,777                      100.0%
                                          -------                      ------
                                          -------                      ------


UNDERWRITING PRACTICES

The Company writes substantially all of its insurance on a delegated underwriting basis. Under delegated underwriting, participating lenders are permitted to commit a mortgage insurer to insure a loan based on mutually agreed criteria. Management believes that the various underwriting and risk management features discussed below, taken together, provide acceptable protection to the Company against the possible risks associated with writing substantially all business on a delegated underwriting basis.

Amerin Guaranty generally is not able to cancel coverage on loans which it insures under delegated underwriting, but may seek reimbursement from lenders in respect to claims on loans so insured which violate specific loan eligibility standards. The performance of loans insured through programs of delegated underwriting, including Amerin's program of delegated underwriting, has not been tested over an extended period of time or over portfolios almost exclusively written based on delegated underwriting, nor has the performance of such loans been tested in a period of adverse economic conditions. The Company does not generally offer delegated underwriting on 97s and certain other loans with specific risk factors. To date, the Company has not written any pool insurance, but may do so on a limited basis in the future, depending on market and competitive conditions.

The Company publishes underwriting guidelines which are employed by lenders in determining if loans qualify for insurance under Amerin Guaranty's delegated underwriting, and are also employed by the Company's underwriters in evaluating loans submitted for insurance under non-delegated underwriting. The Company believes that its underwriting standards are generally consistent with the industry. In certain areas, the Company's underwriting standards are more restrictive than those required by Fannie Mae and Freddie Mac. Amerin regularly reviews its underwriting guidelines to address changes in the mortgage market and economic conditions.

Mortgage insurance coverage cannot be canceled by Amerin Guaranty, except for nonpayment of premiums or certain material violations of Amerin Guaranty's master policy, and remains renewable at the option of the insured for the life of the loan at a rate fixed when the insurance on the loan was initially issued. As a result, the impact of increased claims and incurred losses from policies originated in a particular year generally cannot be offset by renewal premium increases on policies in force or mitigated by nonrenewal of insurance coverage. If a lender should commit Amerin Guaranty to insure a loan which does not comply with the applicable underwriting guidelines, Amerin Guaranty is generally obligated to insure such a loan.

The Company's risk management objective is to build a portfolio of insured loans whose claims incidence is equal to or less than the long-term average expected claims rates on which its premium rates are based. In order to meet this objective, the Company's risk management efforts are concentrated in four principal areas: lender approval; market analysis; loan and portfolio monitoring; and lender audits.

    LENDER APPROVAL

Because the Company writes substantially all of its insurance on a delegated underwriting basis, the Company has stringent lender approval requirements. The Company assigns delegated underwriting authority only to lenders with adequate financial resources, acceptable management and operations, and established records of originating good quality loans over a period of time. The Company's risk management personnel conduct a thorough review of each candidate lender, including reviews of the lender's financial statements, the historical performance of loans originated by the lender, on-site interviews with the lender's executive and line management, and review of the lender's policies, procedures and loan programs. Special attention is paid to the quality of a lender's underwriting, on-site quality control and servicing, and to its compliance with underwriting guidelines. The Company also performs an underwriting review of a statistically valid sample of loans recently closed by the candidate lender.

    MARKET ANALYSIS

Amerin Guaranty reviews economic and real estate market conditions in over 60 metropolitan areas on a quarterly basis and publishes these analyses and market ratings in its National Housing Market Review, which is distributed to its lenders. Amerin Guaranty considers the results of its market analysis in evaluating new business opportunities and the composition of its portfolio. Amerin Guaranty also may impose more restrictive underwriting guidelines on markets adversely rated in its National Housing Market Review.

    LOAN AND PORTFOLIO MONITORING

Amerin Guaranty's systems generate reports of all loans committed for insurance which possess certain high risk criteria. These criteria include elements such as high debt ratios, self-employed borrowers and attached housing. Risk management personnel review the data received by Amerin in respect to all such loans on a daily basis, and contact the lender to establish that the level of risk on these loans is acceptable. If it is determined that a lender is approving loans with excessive risk for Amerin insurance, Amerin's senior risk management personnel will promptly contact the lender's management and take appropriate corrective action with the lender, up to and including restrictions on or termination of the lender's delegated underwriting authority.

Amerin obtains credit scores from a third-party vendor for all loans committed for insurance on a daily basis. Amerin uses these scores to provide a timely, objective evaluation of borrower creditworthiness. Amerin reviews the average scores of each lender's borrowers, the number of borrowers with scores below certain thresholds, and the percentage of borrowers with insufficient credit histories to score. Management believes that borrower creditworthiness is the greatest manageable source of risk to Amerin in current market conditions. Amerin Guaranty uses credit scores to evaluate the quality of a lender's business, and may take appropriate corrective action with a lender if credit scores indicate that the lender's business presents an undue level of risk to Amerin Guaranty.

Amerin reviews the composition of its overall portfolio and its business by lender and within geographic markets to identify concentrations of risk. Specific elements which are reviewed by Amerin include LTV, loan type, loan amount, property type, occupancy status and borrower employment. Amerin may take appropriate corrective actions with a lender or adjust its underwriting guidelines on a regional or national basis to correct concentrations of risk at these levels.

    LENDER AUDITS

Amerin Guaranty conducts thorough on-site reviews of each lender periodically. Lenders with significant insured volume are reviewed at least quarterly. These audits center on the re-underwriting of a statistically valid sample of the Amerin-insured loans originated by the lender in the preceding period. This sample is augmented by any loans with certain risk factors or insured under waivers to Amerin's underwriting guidelines, if any, granted to the lender, and may be further increased to target specific risk factors identified in the periodic monitoring of the lender's business. Loans are reviewed to identify errors in the loan data transmitted to Amerin, to determine compliance with Amerin's underwriting guidelines and eligible loan criteria, to assess the quality of a lender's underwriting decisions and to rate the risk of the loans. Audits are graded based on the risk ratings of the loans reviewed, lender compliance and data integrity. In addition to the re-underwriting, any changes in the lender's policies, procedures or management are examined and lender quality control reports are reviewed. The results of each audit are set forth in a report to the lender which requires the lender to address any deficiencies identified in the review. If issues raised by the report are not resolved in a manner and within a time period acceptable to Amerin Guaranty, the lender's delegated underwriting authority may be restricted or terminated.

DEFAULTS AND CLAIMS

    DEFAULTS

The claim process begins with the insurer's receipt of notification of a default from the insured on an insured loan. Default is defined in the primary master policy as the failure by the borrower to pay when due an amount at least equal to the scheduled monthly mortgage payment under the terms of the mortgage. The master policy requires insureds to notify Amerin Guaranty of defaults, generally within 120 days after the initial default. Generally, defaults are reported sooner, and the average time for default reporting in 1996 by Amerin Guaranty insureds was approximately 60 days after initial default. In certain cases, Amerin Guaranty uses this earlier notification to facilitate workout analysis and loss mitigation efforts. The incidence of default is affected by a variety of factors, including the reduction of the borrower's income, unemployment, divorce, illness, the inability to manage credit and, in the case of ARMs, the level of interest rates. Borrowers may cure defaults by making all delinquent loan payments or by selling the property in full satisfaction of all amounts due under the mortgage. Defaults that are not cured result in a claim to Amerin Guaranty.

The following table shows the number of loans insured by Amerin Guaranty, the related number of loans in default and the percentage of loans in default (default rate) as of the dates indicated:


                                                   December 31,
                                        ----------------------------------
                                          1996         1995         1994
                                        --------     --------     --------
Insured loans in force.............     120,385       68,112       22,937

Loans in default...................       1,439          605           42

Percentage of loans in default
 (default rate)....................        1.20%        0.89%        0.18%



Default rates differ from region to region in the United States depending upon economic conditions and cyclical growth patterns. The table below sets forth the default rates in Amerin Guaranty's 10 largest states by risk in force as of December 31, 1996, 1995 and 1994. Due to continuing economic recessionary conditions in California and policy aging, the default rate on all policies in force in that state was 2.06% at December 31, 1996, compared to 1.42% at December 31, 1995 and 0.30% December 31, 1994. Claim sizes on California policies tend to be larger than the average claim size due to high loan balances relative to other states.

                     DEFAULT RATES BY TOTAL RISK IN FORCE(1)

                             Percent of
                          Amerin Guaranty's
                            Primary Risk in        Default Rate as of
                              Force as of             December 31,
                              December 31,      -------------------------
                                  1996          1996      1995      1994
                          -----------------     ----      ----      ----
California ............          25.4%          2.06%     1.42%     0.30%
Texas .................           5.4%          0.86%     0.76%     0.28%
Florida ...............           5.0%          1.50%     1.17%       --%
Illinois ..............           4.0%          1.08%     0.96%       --%
Massachusetts .........           3.5%          0.64%     0.39%       --%
New York ..............           3.5%          2.03%     1.32%       --%
Minnesota .............           3.4%          0.69%     0.45%     0.23%
Colorado ..............           3.3%          0.70$     0.45%       --%
Pennsylvania ..........           2.9%          1.27%     0.73%       --%
Arizona ...............           2.9%          1.12%     0.86%     0.57%
Total Portfolio .......         100.0%          1.20%     0.89%     0.18%

------------------------

(1) Top 10 states as determined by total risk in force as of December 31, 1996. Default rates are shown by state based on location of the underlying property.

    CLAIMS

Claims result from defaults that are not cured. The frequency of claims does not directly correlate to the frequency of defaults due primarily to borrowers' ability to overcome temporary financial setbacks. Whether an uncured default leads to a claim principally depends on the borrower's equity at the time of default and the borrower's (or the insured's) ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage loan. In some cases, during the default period, Amerin Guaranty works with the insured for possible early disposal of the underlying property when the chance of the loan reinstating is minimal. Such dispositions typically result in a savings to Amerin Guaranty over the percentage coverage amount payable under the master policy.

Under the terms of Amerin Guaranty's master policy, the lender is required to file a claim with Amerin Guaranty no later than approximately 60 days after it has acquired title to the underlying property, usually through foreclosure.

Generally, private mortgage insurers calculate claims payments by applying a stated coverage percentage to an aggregate amount consisting of (i) the outstanding principal loan balance at the date of default, (ii) accrued interest from the date of default to the date a claim is filed, (iii) advances made by the insured or the servicer with respect to normal and customary real estate property taxes, hazard insurance premiums, foreclosure costs, reasonable attorney's fees not exceeding 3% of the sum of such principal amount plus such accrued interest, and (iv) reasonable expenses (generally requiring prior approval by the insurer) necessary for the protection and preservation of the property. See "-Defaults and Claims-Claims."

Through December 31, 1996, Amerin was the only private mortgage insurer that calculated claims payments by applying a specified coverage percentage to the original principal amount of the insured loan. While this method was designed to simplify claims processing for clients, most submitted claims reflected the claims calculation used by other mortgage insurers and some clients advised Amerin Guaranty that it was confusing to use more than one method of calculating claims. As a result, management concluded that Amerin's unique coverage method was not being integrated into most lenders' claims processing. In addition, technological developments in claims reporting and processing over the past few years have resulted in the establishment of a single industry standard for electronic transmission of claims data which would have prevented Amerin Guaranty from participating in standardized electronic claims processing using its unique coverage method.

In light of the above, management decided to implement the industry claims payment method for all loans insured on and after January 1, 1997. Fannie Mae and Freddie Mac have agreed that, with respect to all loans owned or securitized by them, they will accept claims payments from Amerin Guaranty calculated under the industry claims method for all claims submitted on and after January 1, 1997, irrespective of when the related loan was originally insured by Amerin Guaranty. With respect to all other loans insured prior to January 1, 1997, Amerin Guaranty will continue to pay claims under its original coverage method. Management believes that it will still be able to offer streamlined claims processing to its clients and that the change will have no material impact on its business.

Depending on the applicable state foreclosure law, an average of approximately 12 months elapses from the date of default to payment of a claim on an uncured default. To ensure continued coverage should the loan reinstate, the insured frequently continues to pay premiums after notice of default until the insured acquires title to the underlying property. Amerin Guaranty's current master policy excludes coverage on loans secured by property with physical damage, whether caused by fire, earthquake or other hazard, unless the property is restored to its condition at the time the policy was originated. Amerin Guaranty must pay each claim within 60 days after a claim has been filed. Before final settlement of a claim, Amerin Guaranty may also agree with a lender on a settlement amount based on a prearranged sale of the property, which settlement amount may be less than an amount equal to the claim payment calculated under Amerin's master policy.
Of the 326 claim payments paid by Amerin Guaranty from inception of business in 1993 through December 31, 1996 (32 in 1995, 294 in 1996), 53 were settled on the basis of a prearranged sale.

Claim activity is not spread evenly throughout the coverage period of a primary book of business. Based on historical overall mortgage insurance industry experience, the majority of claims occur in the third through sixth years after loan origination, and substantially fewer claims are paid during the first two years after loan origination. Insurance written by Amerin Guaranty since January 1, 1995 represented 85.6% of Amerin Guaranty's insurance in force as of December 31, 1996. This means that only 14.4% of Amerin Guaranty's insurance in force has reached the beginning of its expected peak claims period. Because of the Company's limited operating history and historical industry claim experience, the Company's loss experience is expected to significantly increase as its policies continue to age.

LOSS RESERVES

A significant period of time may elapse between the occurrence of the borrower's default on mortgage payments (the event triggering a potential future claims payment), the reporting of such default to Amerin Guaranty and the eventual payment of the claim related to such uncured default. To recognize the liability for unpaid losses related to the default inventory, in accordance with industry practice and generally accepted accounting principles ("GAAP"), Amerin Guaranty establishes loss reserves in respect of defaults included in such inventory, based upon the estimated claim rate and estimated average claim amount. Included in loss reserves are loss adjustment expenses ("LAE"), if any, and incurred but not reported ("IBNR") reserves. These reserves are estimates and there can be no assurance that Amerin Guaranty's reserves will prove to be adequate to cover ultimate loss developments on reported defaults. The Company's profitability and financial condition would be adversely affected to the extent that the Company's loss reserves are insufficient to cover the actual related claims paid and expenses incurred. Consistent with industry practices and GAAP, Amerin Guaranty does not establish loss reserves in respect of estimated potential defaults that may occur in the future.

Amerin Guaranty's reserving process for primary insurance utilizes an industry data base of mortgage insurers' nationwide report year delinquency experience for over 10 years. Delinquencies of various ages for such report years are tracked to determine the rate at which such delinquencies convert to actual claims. Such rates are then applied to Amerin Guaranty's population of actual reported delinquencies, multiplying the covered amount for delinquencies of various ages by the appropriate rate. Amerin reviews its claim rate and claim amount assumptions on at least a semi-annual basis and adjusts its loss reserves accordingly, when indicated. The impact of inflation is not explicitly isolated from other factors influencing the reserve estimates, although inflation is implicitly included in the estimates. Amerin Guaranty does not discount its loss reserves for financial reporting purposes.

For a further description of loss reserves, see Note 2 to the consolidated financial statements of the Company.

REINSURANCE

Amerin Guaranty currently uses reinsurance from Amerin Re Corporation, a wholly-owned subsidiary of the Company ("Amerin Re"), to remain in compliance with the insurance regulations of certain states requiring that a mortgage insurer limit its coverage percentage of any single risk to 25%. Amerin Guaranty currently intends to use reinsurance provided by Amerin Re solely for purposes of such compliance. Amerin Guaranty began ceding reinsurance to Amerin Re in the fourth quarter of 1994. Amerin Re does not currently intend to provide reinsurance to other mortgage guaranty insurance companies.

On December 28, 1995, Amerin Guaranty entered into an agreement (the "Centre Re Agreement") with the Centre Reinsurance Group ("Centre Re") pursuant to which Centre is obligated to repay, up to an aggregate amount of $100 million, all losses and allocated loss adjustment expenses paid by Amerin Guaranty during periods in which (i) the ratio of Amerin Guaranty's risk in force divided by policyholders' reserves and (ii) the sum of Amerin Guaranty's expense ratio and loss ratio both exceed certain stated levels. The claims-paying ability of Centre Re is rated "AA" by S&P. Amerin also uses a minimal amount of third-party reinsurance to manage risk.

Amerin Guaranty has developed a program that permits mortgage lenders to participate on a limited basis in the risks and rewards of insuring loans originated by such lenders. To date, under this program, Amerin Guaranty had entered into reinsurance arrangements ("Captive Arrangements") with mortgage reinsurance affiliates of two of its mortgage lending customers. Such customers are not affiliated with a national bank or a federal savings and loan association and therefore are not subject to regulation by federal banking authorities. See "Certain Legal Matters Relating to Captive Mortgage Reinsurance Arrangements."

In the future Amerin Guaranty may elect to use reinsurance involving the proportional sharing of risks, commonly known as quota share reinsurance, or may elect to use excess loss reinsurance. Reinsurance that provides capital support (such as the Centre Re Agreement) also can be used to help support the claims-paying ability rating of the insurer.

Reinsurance does not discharge Amerin Guaranty, as the primary insurer, from liability to a policyholder. The reinsurer agrees to indemnify Amerin Guaranty for the reinsurer's share of losses incurred under a reinsurance agreement, unlike an assumption arrangement, where the assuming reinsurer's liability to the policyholder is substituted for that of Amerin Guaranty.

CLAIMS-PAYING ABILITY RATINGS

Certain national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase mortgages or mortgage-backed securities unless the private mortgage insurance on the mortgages has been issued by an insurer with a claims-paying ability rating of at least "Aa3" from Moody's or "AA-" from S&P, Duff & Phelps Credit Rating Co. or Fitch Investors Service, Inc.

The Company and Amerin Guaranty are parties to agreements (the "Rating Agency Agreements") required by Moody's and S&P as a condition of the issuance to Amerin Guaranty and maintenance of their respective claims-paying ratings of "Aa3" and "AA." Failure to comply with the provisions of either of the Rating Agency Agreements could result in the withdrawal or reduction of Amerin Guaranty's claims-paying rating by one or both of the rating agencies, which would have a material adverse effect on the Company.

The Rating Agency Agreements each contain certain limitations on the ability of the Company and Amerin Guaranty to declare or pay dividends or other distributions on their capital stock or to redeem or repurchase capital stock, to issue additional stock, to enter into certain transactions which might result in a change of control (as defined) of Amerin Guaranty, or to incur indebtedness (subject to certain exceptions). The Rating Agency Agreements also contain certain risk to capital requirements which prohibit Amerin Guaranty from writing additional insurance if minimum ratios are not met. Upon an initial failure to observe certain of such limitations, the Company is obligated to take corrective action, which could include making adjustments to Amerin Guaranty's investment portfolio, entering into quota share reinsurance arrangements and limiting underwriting of further risks. Management believes that the limitations set forth in the Rating Agency Agreements are not materially more restrictive than those that would be otherwise imposed on the Company and Amerin Guaranty by the rating agencies as a condition of maintenance of Amerin Guaranty's claims-paying ratings, absent such agreements.

INVESTMENT PORTFOLIO

    POLICY AND STRATEGY

The income from the Company's investment portfolio is one of its primary sources of cash flow and earnings. All investments of the Company are managed by Scudder, Stevens & Clark pursuant to the terms of an agreement which provides for an annual management fee based on the average value of the portfolio under management. The agreement may be terminated earlier upon 90 days' notice by either party.

Amerin Guaranty's investment strategy is the result of various interrelated investment considerations including protection of principal, appreciation potential, tax consequences and yield. The Company typically maintains its investment portfolio with a longer average duration than its anticipated claims development in order to achieve higher yields. The Company intends to meet any cash mismatch with cash generated from operations or sales of investments. The Company's investment policies in effect at December 31, 1996 limited investments in the securities of a single issuer (other than the U.S. government and certain of its agencies).

At December 31, 1996, based on carrying value, approximately 93.7% of the Company's investments were in fixed income securities, 96.1% of which were securities rated "A" or better, with 73.6% rated "AAA" and 15.2% rated "AA," in each case by at least one nationally recognized rating organization. The Company does not currently intend to invest in equity securities.

The Company's investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

    INVESTMENT OPERATIONS

At December 31, 1996, the carrying value of the Company's investment portfolio was $328.8 million and amortized cost was $328.5 million. At December 31, 1996, municipal securities represented 67.9% of carrying value of the total investment portfolio. Securities due within one year, within two to five years, within five to ten years, and after ten years, represented 8.9%, 8.1%, 21.1% and 61.9%, respectively, of such total carrying value.

For further information concerning investment operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations --Financial Condition" and Note 4 of Notes to Consolidated Financial Statements of the Company.

REGULATION

    DIRECT REGULATION

The Company, Amerin Guaranty and Amerin Re are subject to comprehensive, detailed regulation for the protection of policyholders by the insurance departments of the various states in which they are licensed to transact business. Although their scope varies, state insurance laws in general grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion touching almost every significant aspect of the insurance business. These include the licensing of companies to transact business and varying degrees of control over claims handling practices, reinsurance arrangements, premium rates, the forms and policies offered to customers, financial statements, periodic financial reporting, permissible investments and adherence to financial standards relating to statutory surplus, establishment and maintenance of required reserves, dividends and other criteria of solvency intended to assure the satisfaction of obligations to policyholders. Most states also regulate transactions between insurance companies and their parents or affiliates. For a description of limits on dividends payable, see Note 12 of Notes to Consolidated Financial Statements of the Company.

Mortgage insurers are generally restricted by state insurance laws and regulations to writing residential mortgage insurance business only. This restriction prohibits Amerin Guaranty and Amerin Re from directly writing other types of insurance.

Mortgage insurance premium rates are subject to state regulation to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. Changes in premium rates are subject to being justified, generally on the basis of the insurer's loss experience, expenses and future trend analysis. The general default experience in the mortgage insurance industry may also be considered. Premium rates are subject to review and challenge by state regulators.

A number of states generally limit the amount of insurance risk which may be written by a private mortgage insurer to 25 times the insurer's total policyholders' reserves, commonly known as the "risk-to-capital" requirement. Amerin Guaranty is required to contribute to a contingency loss reserve an amount equal to 50% of earned premiums. Such amounts cannot be withdrawn for a period of 10 years, except under certain circumstances.

Certain restrictions apply under the laws of several states to any licensed company ceding business to unlicensed reinsurers. Under such laws, if a reinsurer is not admitted or approved in such states, the company ceding business to the reinsurer cannot take credit in its statutory financial statements for the risk ceded to such reinsurer absent compliance with certain reinsurance security requirements. Amerin Re is admitted in Illinois, and therefore Amerin Guaranty receives credit on its statutory financials for business ceded to Amerin Re. In addition, several states also have special restrictions on mortgage guaranty reinsurance.

As the dominant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage insurance, Fannie Mae and Freddie Mac impose eligibility requirements, which may change from time to time, on private mortgage insurers in order for such insurers to be eligible to insure loans sold to such agencies. To the extent that Fannie Mae or Freddie Mac implements new eligibility requirements, or alters or liberalizes underwriting guidelines on low down payment mortgages they purchase, private mortgage insurers, including Amerin Guaranty, are likely to respond to or comply with such actions in order to remain eligible with both agencies, and thereby maintain market share of new insurance written. Currently, Amerin Guaranty is an approved mortgage insurer for both Freddie Mac and Fannie Mae.

    INDIRECT REGULATION

Private mortgage insurers are indirectly, but significantly, impacted by regulations affecting purchasers of mortgage loans, such as Freddie Mac and Fannie Mae, and regulations affecting governmental insurers, such as the FHA and VA, and mortgage lenders. As a result, changes in federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance may have a material effect on private mortgage insurers, including Amerin Guaranty. Various proposals are being discussed by Congress and certain federal agencies with respect to the reform or modification of the FHA, but the nature and extent of actual enacted legislation and possible effects of such legislation on Amerin Guaranty cannot be predicted.

The Real Estate Settlement and Procedures Act of 1974 ("RESPA") applies to most residential mortgages insured by Amerin Guaranty, and related regulations provide that mortgage insurance is a "settlement service" for purposes of loans subject to RESPA. Subject to limited exceptions, RESPA prohibits persons from accepting anything of value for referring real estate settlement services to any provider of such services. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well. The recently renewed interest of HUD in pursuing violations of RESPA has increased awareness of both mortgage insurers and their customers of the possible sanctions of this law.

Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant's race, nationality, gender, marital status and census tract to HUD or the Federal Reserve under the Home Mortgage Disclosure Act of 1975 ("HMDA"). The purpose of HMDA is to detect possible discrimination in home lending and, through disclosure, to discourage such discrimination. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data, although under the laws of several states, mortgage insurers are currently prohibited from discriminating on the basis of certain classifications. The active mortgage insurers, through their trade association, MICA, have entered into an agreement with the Federal Financial Institutions Examinations Council ("FFIEC") to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.

Mortgage lenders are subject to various laws, including HMDA, the Community Reinvestment Act and the Fair Housing Act, and Fannie Mae and Freddie Mac are subject to various laws, including laws relating to government sponsored enterprises, which may impose obligations or create incentives for increased lending to low and moderate income persons or in targeted areas.

The Company and Amerin Guaranty are also indirectly, but significantly, impacted by laws and regulations affecting originators and purchasers of mortgage loans, particularly Fannie Mae and Freddie Mac, and regulations affecting governmental insurers such as the FHA. Private mortgage insurers, including Amerin Guaranty, are highly dependent upon federal housing legislation and other laws and regulations which affect the demand for private mortgage insurance and the housing market generally. For example, housing legislation enacted in 1992 permits up to 100% of borrower closing costs to be financed by loans insured by the FHA, a significant increase from the previous 57% limit. Also, in April 1992, the FHA stopped charging renewal premiums if a loan insured by the FHA was refinanced, which made FHA insurance for refinancings relatively more attractive. In April 1994, HUD reduced the initial premium (payable at loan origination) for FHA insurance from 3.0% to

2.25%. This reduction has not had a significant effect to date on the relative market shares of FHA insurance and private mortgage insurance. In addition, in the third quarter of 1994, the maximum individual loan amount that the FHA could insure was increased from $151,725 to $152,363, and was recently increased to $155,250 and, in the fourth quarter of 1994, the maximum individual loan amount that the VA could insure was increased from $184,000 to $203,150 and has since been increased to $207,000. Legislation that increases the number of persons eligible for FHA or VA mortgages could have an adverse effect on the Company's ability to compete with the FHA or VA.

The Cranston-Gonzalez National Affordable Housing Act and the Omnibus Budget Reconciliation Act of 1990 and the rules and regulations thereunder (collectively, the "1990 National Housing Legislation") made major revisions to the FHA's mortgage insurance programs, effective July 1, 1991. The revisions included requiring the FHA to charge additional premiums based on the LTV of the loan. For example, under FHA pricing for a 95% LTV loan, the new rules require (i) an annual renewal premium of 0.5% of the mortgage principal amount payable for 12 years for loans originated in 1994 and for 30 years for loans originated in 1995 and thereafter, (ii) a premium payable at loan origination which is 3.0% for loans originated prior to April 17, 1994 and 2.25% for loans originated thereafter and (iii) renewal premium increases from .50% to .55% for LTVs over 95%. These revisions have increased the cost of FHA mortgage insurance and, therefore, made private mortgage insurance relatively more attractive. Accordingly, the Company believes that the 1990 National Housing Legislation increased demand for private mortgage insurance.

Pursuant to FIRREA, the Office of Thrift Supervision ("OTS") issued risk-based capital rules in 1990 for savings institutions. These rules establish a lower capital requirement for a low down payment loan that is insured with private mortgage insurance, as opposed to remaining uninsured. Furthermore, the guidelines for real estate lending policies applicable to savings institutions and commercial banks provide that such institutions should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral for any mortgage with an LTV that equals or exceeds 85% at origination. To the extent FIRREA's risk-based capital rules or the guidelines for real estate lending policies applicable to savings institutions and commercial banks are changed in the future, some of the anticipated benefits of FIRREA and the guidelines for real estate lending policies to the mortgage insurance industry, including Amerin Guaranty, may be curtailed or eliminated.

Proposals have been advanced which would allow Fannie Mae and Freddie Mac additional flexibility in determining the amount and nature of alternative recourse arrangements or other credit enhancements which they could utilize as substitutes for private mortgage insurance. The Company cannot predict if or when any of the foregoing legislation or proposals will be adopted, but if adopted and depending upon the nature and extent of revisions made, demand for private mortgage insurance may be adversely affected. There can be no assurance that other federal laws affecting such institutions and entities will not change, or that new legislation or regulations will not be adopted. In addition, Fannie Mae and Freddie Mac have entered into, and may in the future seek to enter into, alternative recourse arrangements or other credit enhancements based on their existing legislative authority.

Political and monetary pressures to reduce the nation's budget deficit could, among other things, result in the partial or entire loss of the U.S. federal income tax deduction for mortgage loan interest, which could result in downward pressure on housing prices. Any reduction or loss of such deduction could reduce the volume of low down payment mortgages originated and private mortgage insurance written and adversely impact mortgage default patterns, and would materially adversely affect the Company's LPMI business.

There can be no assurance that the above-mentioned federal laws and regulations or other federal laws and regulations affecting lenders, private and governmental mortgage insurers, or purchasers of insured mortgage loans, will not be amended, or that new legislation or regulations will not be adopted, in either case in a manner which will adversely affect the demand for private mortgage insurance.

From time to time, proposals have been advanced in Congress which would permit or require cancellation of mortgage insurance under certain conditions. No prediction can be made as to the eventual disposition of such proposals by Congress or the impact of any such legislation on the mortgage insurance industry.

RECENT DEVELOPMENTS

In recent months, legislation has been introduced in both houses of Congress relating to the cancellation of private mortgage insurance. The House bill currently provides for mandatory notice to borrowers with respect to their right to cancel private mortgage insurance under certain circumstances. The Senate bill contains similar provisions and, in addition, mandates cancellation of private mortgage insurance under certain specified conditions. In addition to this federal legislation, legislation with respect to cancellation of private mortgage insurance has been introduced or enacted recently in more than ten states. Such legislation is similar to the federal legislation, in that most states appear to focus on disclosure to borrowers, while the legislation in some other states requires both disclosure and, under certain specified circumstances, mandatory cancellation of private mortgage insurance. Fannie Mae has recently announced a proposed new policy with respect to disclosure and, under specified conditions, mandatory cancellation of private mortgage insurance. No prediction can be made at this time as to the eventual disposition of any of the above-described federal and state legislation or the Fannie Mae proposal, or the separate or cumulative impact of any such legislation or proposals on the mortgage insurance industry.

CERTAIN LEGAL MATTERS RELATING TO LENDER PAID MORTGAGE INSURANCE

In March 1993, Amerin Guaranty submitted a written request to HUD which asked that HUD provide written confirmation that Amerin Guaranty's lender-paid mortgage insurance and the Award Plus Plan were in compliance with the requirements of RESPA. In January 1996, Rick Lazio (R-NY), Chairman of the House Subcommittee on Banking and Community Opportunity, sent a letter to HUD asking for written guidance with respect to whether LPMI complies with RESPA. In August 1996, HUD responded to Representative Lazio. While not passing on the legality of any private mortgage insurer's LPMI product or marketing practice, the HUD response stated that regular, non-experience-based "LPMI products pose no RESPA concerns." With respect to LPMI products that offer mortgage lenders experience-based premiums, such as Amerin's Award Plus Plan, HUD further concluded that "there is nothing inherently violative of Section 8 of RESPA." The Company believes its Award Plus Plan satisfies the general criteria discussed in the HUD response regarding compliance with Section 8 of RESPA.

Because the cost of LPMI is paid by the lender, to recover such additional cost, the mortgage loans insured pursuant to LPMI policies generally bear interest at a rate in excess of comparable loans insured by BPMI policies. Based on the advice of counsel, Amerin believes that the use of LPMI on a mortgage loan does not affect the deductibility from gross income for U.S. federal income tax purposes of otherwise deductible mortgage interest paid by the borrower on such loan. There can be no assurance, however, that the United States Internal Revenue Service ("IRS") may not challenge the conclusions reached by Amerin Guaranty's counsel, and a ruling by the IRS that did so could have a material adverse effect on Amerin's business and financial results. The Company does not intend to seek a ruling from the IRS.

CERTAIN LEGAL MATTERS RELATING TO CAPTIVE MORTGAGE REINSURANCE ARRANGEMENTS

In October 1996, the OCC, which regulates banks, announced that Captive Arrangements were permissible for subsidiaries of banks, and that the OCC would consider applications from banks for approval of Captive Arrangements. On January 22, 1997, the OCC granted approval to Chase Manhattan Bank USA, NA ("Chase"), an affiliate of Chase Manhattan Mortgage Corporation, to enter into a Captive Arrangement. In December 1996, the OTS, which regulates thrifts, announced that it would consider applications from thrifts for approval of Captive Arrangements. Management believes that these announcements by the OCC and the OTS, and the approval by the OCC of the Chase Captive Arrangement, increase the likelihood of Captive Arrangements with Amerin Guaranty or other mortgage insurers. To date, the OTS has not approved any Captive Arrangements. No assurance can be given as to when or whether any approvals from the OTS or additional approvals from the OCC will be forthcoming or whether such approvals will contain any conditions on any Captive Arrangements.

In April 1996, Amerin Guaranty met with HUD and presented its position that Amerin Guaranty's Captive Arrangements are in compliance with RESPA. To date, HUD has not made any pronouncement with respect to Captive Arrangements. Based on the advice of Patton Boggs, L.L.P., Amerin believes that its Captive Arrangements comply with RESPA. There can be no assurance, however, that HUD will not challenge the compliance of Captive Arrangements under RESPA. A ruling by HUD that limits or prohibits the use of Captive Arrangements could have a material adverse effect on Amerin's business and financial results.

By letter dated March 17, 1997, the New York Insurance Department ("NYID") notified Amerin Guaranty that the Office of the General Counsel of the NYID had issued a legal opinion to the effect that Captive Arrangements violated certain provisions of the New York Insurance Law ("NYIL") relating to impermissible rebates and controlled business arrangements. The Company believes that similar letters were sent by the NYID to all other private mortgage insurers licensed to do business in New York. Subsequently, it was reported in the March 27, 1997 issue of the Amerin Banker that a spokesman for the NYID stated that one mortgage insurance company "has violated some of the laws" relating to doing business with reinsurance companies affiliated with mortgage lenders. The Amerin Banker article further stated that, according to the NYID spokesman, "payment to the reinsurance subsidiary must be proportional to the risk it assumes." Based on this test and on management's prior analysis of the applicable provisions of the NYIL, management believes that Amerin Guaranty's Captive Arrangements are not in violation of the NYIL, and has requested a meeting with the NYID to discuss this issue. Management does not believe that the issues raised by the NYID regarding Captive Arrangements will have a material adverse effect on the Company's business.

EMPLOYEES

At December 31, 1996, the Company had 95 full-time employees. Of its total work force, 66 were assigned to the Company's headquarters in Chicago, Illinois, and 29 operated out of their homes around the country. None of the Company's employees is a member of a labor union. The Company believes that it maintains good relations with is employees.

ITEM 2.  PROPERTIES.

The Registrant leases its principal executive offices in Chicago, Illinois, which consists of approximately 30,000 square feet of office space. The Company believes its existing property is adequate for its present operations.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, the Company and its subsidiaries are involved in certain routine legal proceedings arising in the normal course of their business, none of which is currently expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                         EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the Registrant's executive officers as of March 21, 1997:


Name and Age                                         Title
----------------------------  -------------------------------------------------
Gerald L. Friedman, 59 . . .  Chairman of the Board of Directors, President
                              and Chief Executive Officer of Amerin Corporation and Amerin Guaranty
Roy J. Kasmar, 41. . . . . .  Executive Vice President, Operations, Chief
                              Operating Officer and Director of Amerin Guaranty
George G. Freudenstein, 43 .  Senior Vice President, Chief Financial Officer
                              and Treasurer of Amerin Corporation and Amerin Guaranty and Director of Amerin Guaranty
Randolph C. Sailer II, 42. .  Senior Vice President, General Counsel and
                              Secretary of Amerin Corporation and Amerin
                              Guaranty
James G. Engelhardt, 45. . .  Executive Vice President, Director of Risk
                              Management of Amerin Guaranty
Jerome J. Selitto, 55. . . .  Executive Vice President, National Director of
                              Marketing and Sales of Amerin Guaranty and
                              Director of Amerin Guaranty
Michael J. Dirrane, 40 . . .  Senior Vice President, National Sales Director of
                              Amerin Guaranty
Ronald D. Gaither, 39. . . .  Senior Vice President, Operations of Amerin
                              Guaranty
John F. Peterson, 49 . . . .  Senior Vice President, Western Regional Sales, of
                              Amerin Guaranty
R. Bruce Van Fleet, III, 45.  Senior Vice President, National Accounts
                              Director, of Amerin Guaranty
Philip P. Yee, 43. . . . . .  Senior Vice President, Marketing Services and
                              Corporate Communications, of Amerin Guaranty

Mr. Friedman founded the Company and has been Chairman of the Company and Amerin Guaranty since April 1992 and President of the Company and Amerin Guaranty since December 1996. Prior thereto, he founded and served as Chairman and President of Financial Guaranty Insurance Corporation ("FGIC"), a AAA rated financial guarantor, from September 1983 to December 1990. Mr. Friedman began his career with MGIC in 1961, and, from 1978 to 1981, Mr. Friedman was President of MGIC Investment Corporation, the holding company of MGIC. Mr. Friedman has been a member of Amerin Corporation's and Amerin Guaranty's boards of directors since April 1992.

Mr. Kasmar has been Executive Vice President of Operations at Amerin Guaranty since May 1996 and Chief Operating Officer of Amerin Guaranty and a director of Amerin Guaranty since December 1996. Prior to joining Amerin Guaranty, Mr. Kasmar was Managing Director for Prudential Home Mortgage's Capital Markets from May 1988 to April 1996. He was Vice President in charge of Secondary Marketing and Chief Operating Officer at First Boston Capital Group from 1984 to 1988.

Mr. Freudenstein has been Senior Vice President, Chief Financial Officer, Treasurer and Chief Administrative Officer of the Company and Amerin Guaranty since July 1992. Prior thereto, he was an independent financial consultant in Israel from July 1987 to July 1992. From May 1984 to August 1986, Mr.

Freudenstein served as chief accounting officer of FGIC, with primary responsibility for accounting, financial reporting and regulatory compliance. From February 1977 to May 1984, he served on the professional staff of Coopers & Lybrand, most recently as a general practice manager specializing in reporting for property and casualty companies. Mr. Freudenstein has been a member of Amerin Guaranty's board of directors since June 1993.

Mr. Sailer has been Senior Vice President, General Counsel and Secretary of the Company and Amerin Guaranty since November 1992 and Vice President, General Counsel and Secretary of Amerin Corporation and Amerin Guaranty from August 1992 to November 1992. Prior thereto, he was Vice President and Assistant General Counsel of Connie Lee Insurance Company in Washington, D.C. from February 1990 to July 1992. He served as Vice President and Assistant General Counsel of FGIC from October 1985 to January 1990, and worked in the securities law and corporate and municipal finance departments of three major New York firms from September 1980 to September 1985. Mr. Sailer has been a member of Amerin Guaranty's board of directors since September 1993.

Mr. Engelhardt has been Executive Vice President and Director of Risk Management since December 1995 and Senior Vice President and Director of Risk Management of Amerin Guaranty since from November 1992 through December 1995. Prior thereto he was Regional Director of MGIC's mid-Atlantic region from April 1990 to October 1992, and Director of Underwriting for the Northeast Division of MGIC from March 1987 to March 1990.

Mr. Selitto has been Executive Vice President and National Director of Marketing and Sales of Amerin Guaranty since December 1995 and Senior Vice President and National Director of Marketing of Amerin Guaranty from September 1994 through December 1995 and a director of Amerin Guaranty since December 1996. Prior thereto he was Senior Vice President and Director of Marketing for Amerin Guaranty's Central Region from October 1992 to September 1994. Prior to joining Amerin Guaranty, Mr. Selitto was managing director and manager of the Asset-Backed Securities Group at First Chicago Capital Markets, Inc. from August 1989 to October 1992.

Mr. Dirrane has been Senior Vice President and National Field Sales Director of Amerin Guaranty since January 1997. Prior thereto, Mr. Dirrane was Vice President and Northeast Regional Marketing Director of Amerin Guaranty from February 1993 to January 1997. Mr. Dirrane was Vice President of Correspondent Lending at Salem Five Mortgage from July 1992 to February 1993 and an Account Executive for MGIC from October 1987 to July 1992.

Mr. Gaither has been Senior Vice President of Operations at Amerin Guaranty since May 1996. Prior thereto, he was Senior Vice President and Senior Credit Policy Officer at The Prudential Home Mortgage Company ("PHMC") from May 1994 to April 1996, Senior Vice President & Treasurer in the Treasury Department of PHMC from May 1992 to May 1994, and Vice President of Warehouse Lending for PHMC from January 1992 to June 1992. Mr Gaither was Manager in Mortgage Banking Finance Division at First Union National Bank ("First Union") from August 1989 to January 1992, and was Vice President & Manager in First Union's Syndicated Credits Division from September 1988 to August 1989.

Mr. Peterson has been Senior Vice President and Director of Marketing for Amerin Guaranty's Western Region since December 1992. Prior to joining Amerin Guaranty, Mr. Peterson was Vice President, Manager of Asset Sales and Acquisitions at Bank of America's Residential Loan Division from August 1989 to December 1992, and regional manager of sales in the western United States for Bear Stearns & Company, Mortgage Capital Division from May 1986 to July 1989.

Mr. Van Fleet has been Senior Vice President and National Accounts Director since January 1997 and Senior Vice President and Director of Marketing for Amerin Guaranty's Eastern Region from December 1995 to January 1997. Prior to joining Amerin Guaranty, Mr. Van Fleet was Senior Vice President of Corporate Sales for Strategic Mortgage Services from August 1993 until December 1995, and a Director of National Accounts at PMI Mortgage Insurance Company from December 1990 until August 1993.

Mr. Yee has been Senior Vice President, Marketing Services and Corporate Communications for Amerin Guaranty since December 1995 and Vice President, Director of Marketing Services and Corporate Communications from June 1994 to December 1995. Prior thereto, he was Director of Creative Services at Chemical Residential Mortgage Corporation from January 1993 to June 1994, and Director of Marketing for Bank of America's Residential Loan Division from January 1990 to April 1992.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDERS MATTERS.

On November 22, 1995, the Registrant's Common Stock began trading on the Nasdaq National Market under the symbol "AMRN". Prior to such date, no established public trading market for the Registrant's common equity existed. As of March 21, 1997, the approximate number of record holders of the Registrant's Common Stock was 99. The following table sets forth, for the period indicated, the high and low sale prices of the Registrant's Common Stock as reported on The Nasdaq National Market.

                                                      High            Low
                                                     -------         -------
1995:
    Fourth Quarter (from November 22) . . . . . . .  $28 1/2         $18

1996:
    First Quarter . . . . . . . . . . . . . . . . .  $28 1/2         $22 3/4
    Second Quarter  . . . . . . . . . . . . . . . .  $27 1/4         $19 3/4
    Third Quarter . . . . . . . . . . . . . . . . .  $26             $20
    Fourth Quarter. . . . . . . . . . . . . . . . .  $25 3/4         $19

The Registrant has never paid any cash dividends on its capital stock. The Registrant currently intends to retain its future earnings to finance the growth and development of its business and therefore does not anticipate paying cash dividends on its Common Stock for the foreseeable future. Amerin Corporation is a holding company whose principal source of cash flow is dividends and other permitted payments from its subsidiaries, Amerin Guaranty and Amerin Re. For a description of restrictions on the payment of dividends applicable to the Registrant and Amerin Guaranty, see Note 12 of Notes to Consolidated Financial Statements of the Registrant set forth on page F-20 herein.

 ITEM 6.  SELECTED FINANCIAL DATA.

                                                      YEAR ENDED DECEMBER 31,
                                            ------------------------------------------
                                             1996     1995     1994      1993    1992
                                            -------  -------  -------   ------  ------
                                         (in thousands of dollars except policies, ratios,
                                             per share data or as otherwise indicated)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
 Net premiums written ..................    $70,000  $33,946  $10,274   $1,611  $   --
 Increase in unearned premiums .........     (7,651)  (6,387)  (5,037)  (1,285)     --
 Net premiums earned ...................     62,349   27,559    5,237      326      --
 Net investment income .................     16,871    7,612    4,818    4,251   1,380
 Realized investment gains .............        161      491      435      707      15
  Total revenues .......................     79,381   35,662   10,490    5,284   1,395

Expenses:
 Losses incurred .......................     20,681    7,757      262       --      --
 Policy acquisition costs ..............      8,485    6,641    2,456    2,677      --
 Underwriting and other expenses .......     10,623    6,915    5,765    5,403   5,721
 Compensation charge resulting from
  initial public offering ..............         --   35,741       --       --      --
  Total expenses .......................     39,789   57,054    8,482    8,080   5,721
Income tax expense .....................     11,363    1,419       --       --      --
Net income (loss) ......................     28,229  (22,811)   2,008   (2,795) (4,326)
Pay-in-kind dividends on preferred
 stock .................................         --    5,287    5,067    4,437   1,250
Net income (loss) applicable to
 common stockholders ...................     28,229  (28,098)  (3,059)  (7,232) (5,576)

OTHER OPERATING DATA:
 Mortgage insurance operating
  ratios (GAAP)(1)
  Loss ratio ...........................       33.2%    28.2%     5.0%      --      --
  Expense ratio ........................       30.6     49.2    157.0       (2)    N/A
  Combined ratio .......................       63.8%    77.3%   162.0%      (2)    N/A

 Mortgage insurance operating
  ratios (SAP)(1)
  Loss ratio ...........................       33.2%    28.2%     5.0%      --      --
  Expense ratio ........................       27.4     42.8     97.4       (2)    N/A
  Combined ratio .......................       60.6%    70.9%   102.4%      (2)    N/A

PER SHARE DATA:(3)
 Net Income (loss) .....................      $1.07    (2.32)  $(0.36)  $(0.99) $(1.98)
 Weighted average shares
  outstanding (in thousands) ...........     26,351   12,106    8,467    7,328   2,810
 Book value (at period end) ............     $11.53   $10.55    $5.59    $5.66   $6.67

                                                      YEAR ENDED DECEMBER 31,
                                            ------------------------------------------
                                             1996     1995     1994      1993    1992
                                            -------  -------  -------   ------  ------
                                         (in thousands of dollars except policies, ratios,
                                             per share data or as otherwise indicated)
OPERATING AND STATUTORY DATA:
 Number of policies in force ...........    120,385  68,112    22,937     2,473      --
 Default rate ..........................       1.20%   0.89%     0.18%     0.16%     --
 Persistency ...........................       87.6%   93.0%     96.2%      --      --
 Direct primary insurance in force
  (in billions) ........................    $14,777  $8,262    $2,750   $   272     --
 Direct primary risk in force (in
  millions) ............................    $ 3,671  $1,989    $  580   $    57      --
 Amerin Guaranty Corporation:
  Statutory capital (in millions) ......    $ 260.7  $227.0    $ 90.5   $  70.8  $73.8
  Risk-to-capital ratio ................       13.3     8.2       6.4       0.8    N/A

                                                      YEAR ENDED DECEMBER 31,
                                            ------------------------------------------
                                             1996     1995     1994      1993    1992
                                            -------  -------  -------   ------  ------
                                                     (in thousands of dollars)

CONSOLIDATED BALANCE SHEETS DATA:
 Total investments .....................   $328,793 $296,982 $ 96,246  $ 72,094 $73,580
 Total assets ..........................    354,824  316,328  107,261    79,421  80,126
 Unearned premiums .....................     20,525   12,710    6,323     1,286      --
 Loss reserves .........................     18,730    7,092      262        --      --
 13.5% Convertible Preferred
  Stock ................................         --       --   40,755    35,687  31,250
 Total common stockholders' equity .....    300,609  274,137   58,081    40,840  47,978

--------------------------
(1) GAAP and statutory basis (SAP) ratios reflect the Company's status as a new company and include start-up and other expenses incurred prior to the commencement of significant operations. SAP ratios reflect the combined results of the Company's insurance subsidiaries and do not include holding company costs. Expense ratios exclude the compensation charge resulting from the Company's Initial Public Offering.
(2) Not meaningful.
(3) For 1996 and 1995, includes 13,340,000 shares issued in conjunction with the Company's November 28, 1995 initial public offering and also includes 2,250,068 shares, as of the date of such offering, out of a total of 11,000,000 shares that were previously excluded from weighted average shares. Such shares were subject to contingent recall provisions and the conditions required for the removal of recall provisions on the 11,000,000 shares had not been met. The Company's initial public offering removed the recall provisions on 2,250,068 of the shares and resulted in the cancellation of the remaining 8,749,932 common shares.
(4) The 13.5% Convertible Preferred Stock was redeemed on December 1, 1995 at a redemption price of $46.0 million.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF CONSOLIDATED OPERATIONS


    1996 COMPARED TO 1995

Total revenues for 1996 were $79.4 million, an increase of 122.6% over total revenues of $35.7 million for 1995. The growth in revenues was due primarily to the increases in net premiums earned and investment income in 1996 as compared to 1995, as discussed below.

New insurance written in 1996 was $7.7 billion, compared to $5.9 billion in 1995. New insurance written was $1.7 billion in the fourth quarter of 1996 as compared with $1.9 billion in the fourth quarter of 1995. As of December 31, 1996, Amerin's primary insurance in force was $14.8 billion as compared with $8.3 billion as of December 31, 1995, which represents a 78.9% increase.

Net premiums written for 1996 were $70.0 million compared to $33.9 million for 1995, which represents a 106.2% increase. The increase was primarily attributable to a 30.1% increase in Amerin Guaranty's new insurance written to $7.7 billion and growth in insurance in force and related renewal premiums. Management believes that Amerin Guaranty was able to increase revenues due primarily to increased use by existing lenders of the Company's BPMI, the addition of new, large lenders which began doing business with the Company during the second half of 1995 and in 1996, and increased sales of LPMI. The increase in net premiums written was also due to a lesser extent to higher average premiums during 1996 compared to 1995, principally due to the increased coverage requirements imposed by Fannie Mae and Freddie Mac during the first quarter of 1995, which requirements took effect over the course of 1995. Amerin Guaranty's monthly premium plan represented 86.6% and 81.5% of new insurance written for 1996 and 1995, respectively.

Renewal premiums for 1996 increased 148.6% from 1995 to $56.9 million, due primarily to the growth of insurance in force throughout 1995, as well as increased popularity of the monthly premium plan in 1996. With respect to the monthly premium product, the first month's premium is recorded as new business and all subsequent premiums are recorded as renewals. Net premiums written for new business in 1996 increased 18.6% from 1995 to $13.1 million due to a greater volume of new business written in 1996. However, net premiums written for new business declined in the fourth quarter of 1996 as compared to the fourth quarter of 1995 due to the increased percentage of the Company's business written under the monthly premium plan in the fourth quarter of 1996.

Net premiums earned increased by $34.8 million to $62.3 million for 1996 from $27.6 million for 1995. This increase was primarily due to the increase in insurance written and in force in 1996 as compared to 1995.

Net investment income of $16.9 million for 1996 increased by $9.3 million (or 121.6%) over 1995, due primarily to investment of the proceeds from the Company's initial public offering in November 1995 (the "Initial Public Offering"), as well as Amerin's net operation cash flows over the course of 1996, which together resulted in an increase of 138.4% in the monthly average amount of invested assets. Realized investment gains for 1996 were $.2 million compared to realized investment gains of $.5 million for 1995. This decrease reflected lower sales activity within the portfolio due to the Company's desire to maintain a certain composition of the investment portfolio. Sales of investments in 1996 were made primarily in connection with the continuation of the Company's current investment strategy to increase investment in tax-exempt securities. As of December 31, 1996 and 1995, the yields to maturity on the investment portfolio were 5.8% and 6.2%, respectively, and the average durations of the investment portfolio were 6.4 years and 3.3 years, respectively, The average duration at December 31, 1995 reflected the investment of the net proceeds of the Initial Public offering in short-term investments pending their investment in tax-exempt securities with longer maturities.

Losses incurred in 1996 were $20.7 million, compared to $7.8 million of losses incurred in 1995, as a result of aging of the Company's policies. Because of the Company's limited operating history, its loss experience is expected to increase significantly as its policies continue to age. Policy acquisition costs during 1996 of $8.5 million increased by $1.8 million (or 27.8%) compared to 1995 principally due to the growth in the level of marketing and underwriting activity in connection with the increased production of new insurance written in 1996 compared to 1995. Underwriting and other expenses during 1996 increased by $3.7 million or 53.6% compared to 1995 due to the institution of an excess loss treaty, the increase in insurance in force and increases in various administrative and occupancy costs relating to growth in the Company's personnel, offset in part by the elimination in the 1996 period of standby commitment fees previously paid to certain of the Company's original stockholders.

The Company's effective tax rate was 28.7% in 1996. The Company incurred tax expense in 1995 notwithstanding the fact that the Company reported a loss before taxes, which loss resulted from the Company's recording of the non-recurring non-deductible charge of $35.7 million discussed in the following paragraph. The Company fully utilized its net operating losses in 1995, with the result that no additional net operating losses were available for utilization in 1996. The effective tax rate for 1996 was below the statutory rate of 35%, principally reflecting the benefits of tax-exempt investment income.

As a result of the foregoing factors, the Company had net income of $28.2 million for 1996, or $1.07 per share, compared to a net loss before pay-in-kind dividends on its previously outstanding 13.5% Convertible Preferred Stock of $22.8 million for 1995. The 1995 net loss was due to a non-recurring non-deductible charge of $35.7 million in the fourth quarter of 1995 as a result of its Chairman and President being entitled to shares of Common Stock pursuant to the MSV Agreement upon consummation of the Initial Public Offering. The net loss applicable to common shareholders (after pay-in-kind dividends) was $28.1 million, or $2.32 per share, for 1995. The 13.5% Convertible Preferred Stock was redeemed in connection with the Initial Public Offering.

1995 COMPARED TO 1994

Net premiums written for 1995 were $33.9 million compared to $10.3 million for 1994, which represents a 230.4% increase. The increase was primarily attributable to a 137.1% increase in Amerin Guaranty's new insurance written and growth in insurance in force and related renewal premiums. Management believes that Amerin Guaranty was able to increase revenues due primarily to increased use by existing lenders of the Company's BPMI, which was introduced nationwide in February 1994 at rates which the Company believes are lower than those generally offered by other mortgage insurance companies, the addition of new, large lenders which began doing business with the Company during the second half of 1994 and 1995, and increased sales of LPMI. The increase in new insurance written was further enhanced to a lesser extent by higher average premiums during 1995 compared to 1994, principally due to the increased coverage requirements imposed by Fannie Mae and Freddie Mac. Amerin Guaranty's monthly premium plan represented 81.5% of new insurance written for 1995. Renewal premiums for 1995 increased from 1994 due primarily to the increased popularity of the monthly premium plan.

Net premiums earned increased by $22.4 million to $27.6 million for 1995 from $5.2 million for 1994. This increase was primarily due to the increase in insurance written and in force in 1995 as compared to 1994.

Net investment income of $7.6 million for 1995 increased by $2.8 million (or 58.3%) over 1994. Substantially all of such increase was due to 55.0% growth in the monthly average amount of invested assets. Realized investment gains for 1995 of $0.5 million increased by 12.7% compared to 1994 due to a greater number of sales with higher profits in the latter period. Sales of investments in the latter period were made primarily in connection with the Company's current investment strategy to increase investment in tax-exempt securities. See "--Financial Condition" below. As of December 31, 1995 and 1994, the yields to maturity on the investment portfolio were 6.2% and 6.3%, respectively, and the average durations of the investment portfolio were 3.3 years and 4.6 years, respectively.

Losses incurred in 1995 were $7.8 million, compared to $0.3 million of losses incurred in 1994 as a result of the fact that the Company's book of business was at an early stage of development. Policy acquisition costs during 1995 of $6.6 million increased by $4.2 million (or 170.4%) compared to 1994 principally due to the growth in the level of marketing and underwriting activity in connection with the increased production of new insurance written in 1995 compared to 1994.

Underwriting and other expenses increased by $1.1 million or 19.9% due to the increase in insurance in force and increases in various administrative and occupancy costs relating to growth in the Company's personnel.

The Company recorded a non-recurring charge of $35.7 million in the fourth quarter of 1995 as a result of its Chairman and President being entitled to shares of Common Stock pursuant to the provisions of a management agreement upon consummation of its initial public offering on November 28, 1995. The non-recurring charge was not deductible by the Company for federal income tax purposes because the Chairman and President previously made 83(b) elections in 1992 with respect to such shares.

As a result of the foregoing factors, the Company had a net loss before pay-in-kind dividends on the 13.5% Convertible Preferred Stock of $22.8 million for 1995, compared to net income before such pay-in-kind dividends of $2.0 million for 1994. Net loss applicable to common stockholders (after such pay-in-kind dividends) was $28.1 million for 1995 compared to a net loss applicable to common stockholders of $3.1 million for 1994.

FINANCIAL CONDITION

The Company's consolidated total investments were $328.8 million at December
31, 1996, compared with $297.0 million at December 31, 1995.   The Company
generated consolidated cash flows from operating activities of $43.3 million
during 1996, compared to $22.2 million generated during 1995.   All of the
Company's $308.0 million of fixed income securities at December 31, 1996 are rated "investment grade," which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2 or an S&P rating ranging from "AAA" to "BBB-."

The aggregate fair value (carrying value) of the fixed income securities was greater than amortized cost at December 31, 1996 by $.3 million. At December 31, 1995, the aggregate fair value (carrying value) of the Company's fixed income securities was greater than amortized cost by $5.0 million. The decrease during 1996 in the market value of the Company's fixed income securities compared to amortized cost reflects the increase in interest rates during 1996 as well as the percentage of the Company's fixed income securities with long-term maturities. Fixed income securities of $203.5 million or 66% of total fixed income securities at December 31, 1996 have maturities of 10 years or greater. As a result of these substantial long-term holdings, if interest rates should increase, the fair value of these securities will decline and common stockholders' equity will decrease.

Consolidated loss reserves increased by $11.6 million to $18.7 million at December 31, 1996 from $7.1 million at December 31, 1995, primarily due to the ongoing maturation of the Company's book of business, which is at an early stage of development. See "-- Results of Consolidated Operations -- 1996 Compared to
1995."   Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

Consolidated unearned premiums increased $7.8 million from $12.7 million at December 31, 1995 to $20.5 million at December 31, 1996, reflecting the increase in new insurance written in 1996 versus 1995, offset in part by increased levels of the monthly premium product which does not produce unearned premiums.

Consolidated stockholders' equity increased to $300.6 million at December 31, 1996, from $274.1 million at December 31, 1995, an increase of 9.7%. This increase resulted primarily from the results of 1996 operations and net unrealized investment gains.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated sources of funds consist primarily of premiums written and investment income. The principal uses of funds are the payment of claims and expenses. The Company's principal expense categories are policy acquisition costs, underwriting and other expenses and losses incurred on insurance policies. Policy acquisition costs include only those expenses that relate directly to, and vary with premium production, such as compensation of employees involved in underwriting, marketing and policy issuance functions, state premium taxes, and certain other underwriting expenses. Underwriting and other expenses include occupancy costs, personnel-related costs of non-production personnel, and administrative support and compliance costs.

The Company generated positive cash flows from operations of approximately $43.3 million, $22.2 million and $5.1 million, respectively, in 1996, 1995 and 1994, as shown on the Consolidated Statement of Cash Flows. Positive cash flows are
invested pending future payments of claims and other expenses.   Should Amerin
Guaranty experience cash flow shortfalls due to significantly higher than anticipated claims, or for other reasons, the Company anticipates funding such shortfalls through sales of short-term investments and, if required, other investment portfolio securities.

The Company expects to incur aggregate capital costs of approximately $4 million in 1997 to expand and enhance its computer hardware and software. The Company expects to fund such expenditures with cash flow from operations.

Amerin Guaranty is the principal insurance subsidiary of the Company. Amerin Guaranty's risk-to-capital ratio was 13.3:1 at December 31, 1996, compared to 8.2:1 at December 31, 1995. This increase was due to the growth in Amerin Guaranty's risk in force during 1996. The Company's combined insurance risk-to-capital ratio was 12.4:1 at December 31, 1996, compared to 7.7:1 at December 31, 1995. The increase was due to the reasons described above.

To provide against the possibility that rapid growth of the Company's business may generate levels of risk in force that could not be supported solely by internally-generated capital, the Company entered into an excess loss agreement with Centre Re at the end of 1995, with coverage provided effective January 1, 1996, and cancelable by the Company for a fee beginning in 2000. The claims-paying ability of Centre Re is rated AA by S&P. This agreement provides additional support in the event that the Company's risk-to-capital ratio and its combined ratio both exceed specified levels and will be taken into account by S&P in measuring the Company's risk-to-capital ratio to the extent required by rapid growth. Premiums payable with respect to any quarterly period may vary to the extent that the Company's combined insurance risk-to-capital ratio exceeds certain specified levels.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and supplementary data are indexed in the Index to Financial Statements and Schedules which appears on Page F-1 hereof and incorporated in this Item by reference thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements on accounting and financial disclosure.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item will appear in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will appear in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will appear in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item will appear in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated herein by reference.


                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K:

    (a)  1.   Financial Statements:

              The consolidated financial statements are indexed in the Index to Financial Statements and Schedules which appears on Page F-1 hereof and incorporated by reference in this Item by reference thereto.

         2.   Financial Statement Schedules:

              The financial statement schedules are indexed in the Index to Financial Statements and Schedules which appears on Page F-1 hereof and incorporated by reference in this Item by reference thereto.

              Other schedules are omitted due to the absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.

         3.   Exhibits:

              See Exhibit Index on pages 36 to 39 for exhibits filed with this report on Form 10-K.

    (b)  Reports on Form 8-K:

         The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report on Form 10-K.

(c)
                                    EXHIBITS
                                   FORM 10-K

                               INDEX TO EXHIBITS

Exhibit                                                                     Page
Number   Description of Document                                          Number
-------  -----------------------                                          ------

   3.1   Amended and Restated Certificate of Incorporation of the
         Registrant (filed as Exhibit 3.1 to the Registrant's
         Registration Statement on Form S-1 (Registration No. 33-97514) and incorporated herein by reference).

   3.2   Amended and Restated By-laws of the Registrant (filed as
         Exhibit 3.2 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-97514) and incorporated herein by reference).

   4.1 Amended and Restated Shareholders Agreement dated as of November 1, 1995 among the Registrant, Gerald L. Friedman, Stuart M. Brafman and the Investors party thereto (filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-19757) and incorporated herein by reference).

   4.2 Amendment No. 1 to the Amended and Restated Management Stock and Voting Agreement dated as of November 1, 1995 among the Registrant, Gerald L. Friedman and Stuart M. Brafman (filed as
         Exhibit 4.4 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-97514) and incorporated herein by reference).

   4.3 Amended and Restated Employee-Shareholders Agreement dated as of November 1, 1995 among the Registrant and the Employee Grantees party thereto (filed as Exhibit 4.5 to the Registrant's
         Registration Statement on Form S-1 (Registration No. 33-97514) and incorporated herein by reference).

  10.1 Form of Second Amended and Restated Employment Agreement dated as of November 1, 1995 between Amerin Guaranty and Gerald L. Friedman (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-97514) and incorporated herein by reference).

  10.2 Form of Second Amended and Restated Employment Agreement dated as of November 1, 1995 between Amerin Guaranty and Stuart M. Brafman (filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-97514) and incorporated herein by reference).

  10.3 Amended and Restated 1992 Long-Term Incentive Plan dated as of November 1, 1995 (filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-97514) and incorporated herein by reference).

Exhibit                                                                     Page
Number   Description of Document                                          Number
-------  -----------------------                                          ------

  10.5 Support Agreement (Moody's Investors Service, Inc.) dated as of August 26, 1992 among the Registrant (as successor in interest to USMIC Corporation), Amerin Guaranty Corporation (as successor in interest to Merit Mortgage Assurance Corporation) and Security Pacific National Trust Company (filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (Registration
         No. 33-97514) and incorporated herein by reference).

  10.6 Support Agreement (Second) dated as of August 26, 1992 among the Registrant (as successor in interest to USMIC Corporation), Amerin Guaranty Corporation (as successor in interest to Merit Mortgage Assurance Corporation) and Security Pacific National Trust Company (filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-97514) and incorporated herein by reference).

  10.7   Office Lease dated April 13, 1995 by and between Amoco
         Properties Incorporated and Amerin Guaranty Corporation (filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-97514) and incorporated herein by reference).

  11.1   Statement Regarding Computation of Earnings Per Share.

  21.1 Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-97514) and incorporated herein by reference).

  23.1   Consent of Ernst & Young LLP.

  27.1   Financial Data Schedule

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERIN CORPORATION

                                       By:
                                            /s/ Gerald L. Friedman
                                            ----------------------------------
                                            Gerald L. Friedman
                                            Chairman of the Board and
                                            Chief Executive Officer

Date:  March 31, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                   Title                      Date
         ---------                   -----                      ----

/s/ Gerald L. Friedman        Director; Chairman of         March 31, 1997
--------------------------     the Board and Chief
Gerald L. Friedman              Executive Officer
                              (PRINCIPAL EXECUTIVE
                                    OFFICER)

/s/ George G. Freudenstein    Senior Vice President,        March 31, 1997
--------------------------       Chief Financial
George G. Freudenstein          Officer and Chief
                              Administrative Officer
                               (PRINCIPAL FINANCIAL
                               OFFICER and PRINCIPAL
                                ACCOUNTING OFFICER)

/s/ Peter H. Gleason                Director                March 31, 1997
--------------------------
Peter H. Gleason

/s/ Alan E. Goldberg                Director                March 31, 1997
--------------------------
Alan E. Goldberg

/s/ Howard I. Hoffen                Director                March 31, 1997
--------------------------
Howard I. Hoffen

/s/ Timothy A. Holt                 Director                March 31, 1997
--------------------------
Timothy A. Holt

/s/ Larry E. Swedroe                Director                March 31, 1997
--------------------------
Larry E. Swedroe

                                 AMERIN CORPORATION

                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                            PAGE
                                                                            ----
AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors. . . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheets at December 31, 1996 and 1995 . . . . . . . . .  F-3

Consolidated Statements of Operations For the Years Ended
  December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . . . . . . . .  F-4

Consolidated Statements of Redeemable Preferred Stock and
  Common Stockholders' Equity for the Years Ended
  December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . . . . . . . .  F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . . . . . . . .  F-6

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . .  F-7


FINANCIAL STATEMENT SCHEDULES

II.   Condensed Financial Information of Registrant
        Condensed Balance Sheets. . . . . . . . . . . . . . . . . . . . . .  S-1
        Condensed Statements of Operations. . . . . . . . . . . . . . . . .  S-2
        Condensed Statements of Cash Flows. . . . . . . . . . . . . . . . .  S-3
III.  Supplementary Insurance Information . . . . . . . . . . . . . . . . .  S-4
V.    Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . .  S-5

    Schedules other than those listed above have been omitted because they are either not required, are not applicable, or the required information is shown in the Consolidated Financial Statements and related notes.

                            REPORT OF INDEPENDENT AUDITORS


Board of Directors
Amerin Corporation

We have audited the accompanying consolidated balance sheets of Amerin Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, redeemable preferred stock and common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amerin Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 1994, the Company changed its method of accounting for investments in debt securities.



                                                               ERNST & YOUNG LLP


Chicago, Illinois
March 17, 1997

                         Amerin Corporation and Subsidiaries
                             Consolidated Balance Sheets


                                                        DECEMBER 31,
                                            ------------------------------------
                                                   1996             1995
                                                   ----             ----
                                           (in thousands, except per share data)
ASSETS
Investments (NOTE 4):
  Fixed maturities available-for-sale,
    at fair value (amortized cost $307,734
    in 1996 and $146,054 in 1995) . . . . .      $308,076         $151,021
  Short-term investments. . . . . . . . . .        20,717          145,961
                                                 --------         --------
Total investments . . . . . . . . . . . . .       328,793          296,982
Cash and cash equivalents . . . . . . . . .         1,176            1,054
Accrued investment income . . . . . . . . .         4,393            2,376
Premiums receivable . . . . . . . . . . . .         5,833            2,375
Deferred policy acquisition costs . . . . .         5,569            4,419
Leasehold improvements, furniture
  and equipment, at cost, net of
  accumulated depreciation of
  $1,625 in 1996 and $939 in 1995 . . . . .         4,368            4,199
Goodwill, net of accumulated
  amortization of $695 in 1996 and
  $546 in 1995. . . . . . . . . . . . . . .         2,282            2,431
Other intangibles, net of accumulated
  amortization of $1,460 in 1996 and
  $1,137 in 1995. . . . . . . . . . . . . .           156              478
Other assets. . . . . . . . . . . . . . . .         2,254            2,014
                                                 --------         --------
  Total assets                                   $354,824         $316,328
                                                 --------         --------
                                                 --------         --------

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Liabilities:
  Unearned premiums . . . . . . . . . . . .      $ 20,525         $ 12,710
  Loss reserves (NOTE 5). . . . . . . . . .        18,730            7,092
  Current income taxes. . . . . . . . . . .           111              600
  Deferred income taxes . . . . . . . . . .           289            1,783
  Payable for securities. . . . . . . . . .         9,677           15,724
  Accrued expenses and other liabilities. .         4,883            4,282
                                                 --------         --------
    Total liabilities                              54,215           42,191

Commitments and contingencies (NOTES 7, 11 AND 12)

Common stockholders' equity (NOTE 10):
  Voting Common Stock, $.01 par,
    50,000,000 shares authorized,
    22,471,214 and 22,381,818 shares
    issued and outstanding in 1996 and
    1995, respectively. . . . . . . . . . .           225              224
  Nonvoting Common Stock, $.01 par,
    50,000,000 shares authorized,
    3,609,625 shares issued and
    outstanding in 1996 and 1995. . . . . .            36               36
  Additional paid-in capital. . . . . . . .       315,863          314,614
  Net unrealized investment gains . . . . .           222            3,229
  Retained-earnings deficit . . . . . . . .       (15,737)         (43,966)
                                                 --------         --------
Total common stockholders' equity . . . . .       300,609          274,137
                                                 --------         --------
  Total liabilities and common
    stockholders' equity. . . . . . . . . .      $354,824         $316,328
                                                 --------         --------
                                                 --------         --------

                               See accompanying notes.

                                  Amerin Corporation and Subsidiaries
                                 Consolidated Statements of Operations

                                                                             YEAR ENDED DECEMBER 31,
                                                                          -------------------------------
                                                                           1996        1995        1994
                                                                          -------     --------    -------
                                                                       (in thousands, except per share data)
Revenues:
 Net premiums written .............................................       $70,000     $ 33,946    $10,274
 Increase in unearned premiums ....................................        (7,651)      (6,387)    (5,037)
                                                                          -------     --------    -------
 Net premiums earned ..............................................        62,349       27,559      5,237
 Net investment income (NOTE 4) ...................................        16,871        7,612      4,818
 Realized investment gains (NOTE 4) ...............................           161          491        435
                                                                          -------     --------    -------
Total revenues ....................................................        79,381       35,662     10,490

Expenses:
 Losses incurred ..................................................        20,681        7,757        262
 Policy acquisition costs .........................................         8,485        6,641      2,455
 Underwriting and other expenses (NOTES 8, 9, 11 AND 13) ..........        10,623        6,915      5,765
 Compensation charge resulting from initial public offering
  (NOTE 10) .......................................................            --       35,741         --
                                                                          -------     --------    -------
Total expenses ....................................................        39,789       57,054      8,482
                                                                          -------     --------    -------
Income (loss) before income taxes .................................        39,592      (21,392)     2,008
                                                                          -------     --------    -------
Income tax expense:
 Current ..........................................................        11,239        1,375         --
 Deferred .........................................................           124           44         --
                                                                          -------     --------    -------
  Total ...........................................................        11,363        1,419         --
                                                                          -------     --------    -------
Net income (loss) .................................................        28,229      (22,811)     2,008
Pay-in-kind dividends on preferred stock (NOTE 10) ................            --        5,287      5,067
                                                                          -------     --------    -------
Net income (loss) applicable to common stockholders ...............       $28,229     $(28,098)   $(3,059)
                                                                          -------     --------    -------
                                                                          -------     --------    -------
Net income (loss) per common share (NOTE 10) ......................       $  1.07     $  (2.32)   $  (.36)
                                                                          -------     --------    -------
                                                                          -------     --------    -------
Average common and common equivalent shares outstanding ...........        26,351       12,106      8,467

                           See accompanying notes.

                                  Amerin Corporation and Subsidiaries
                            Consolidated Statements of Redeemable Preferred
                                 Stock and Common Stockholders' Equity

                                                                COMMON STOCKHOLDERS' EQUITY (NOTE 10)
                                                         -----------------------------------------------------------------
                                                                                           NET
                                                                                         UNREALIZED
                                           REDEEMABLE    VOTING   NONVOTING  ADDITIONAL  INVESTMENT  RETAINED-
                                           PREFERRED     COMMON    COMMON     PAID-IN      GAINS     EARNINGS
                                             STOCK       STOCK     STOCK      CAPITAL     (LOSSES)    DEFICIT      TOTAL
                                           ----------    ------   ---------  ----------  ----------  ---------    --------
                                                                            (in thousands)
Balance, January  1, 1994 ..............    $ 35,688      $171      $11      $ 53,466    $    --     $(12,809)    $ 40,839
Net income .............................          --        --       --            --         --        2,008        2,008
Issuance of common stock ...............          --         6       25        24,979         --           --       25,010
Pay-in-kind dividends on preferred
 stock .................................       5,067        --       --            --         --       (5,067)      (5,067)
Shares issued under long-term
 incentive plan ........................          --         1       --           278         --           --          279
Cumulative effect of change in
 accounting principle ..................          --        --       --            --      3,054           --        3,054
Net unrealized investment losses .......          --        --       --            --     (8,042)          --       (8,042)
                                           ----------    ------   ---------  ----------  ----------  ---------    --------
Balance, December 31, 1994 .............      40,755       178       36        78,723     (4,988)     (15,868)      58,081
Net loss ...............................          --        --       --            --         --      (22,811)     (22,811)
Issuance of common stock ...............          --        46       --       235,847         --           --      235,893
Pay-in-kind dividends on preferred
 stock .................................       5,287        --       --            --         --       (5,287)      (5,287)
Redemption of preferred stock ..........     (46,042)       --       --            --         --           --           --
Shares issued under long-term
 incentive plan ........................          --        --       --            44         --           --           44
Net unrealized investment gains ........          --        --       --            --      8,217           --        8,217
                                           ----------    ------   ---------  ----------  ----------  ---------    --------
Balance, December 31, 1995 .............          --       224       36       314,614      3,229      (43,966)     274,137
Net income .............................          --        --       --            --         --       28,229       28,229
Shares issued under long-term
 incentive plan ........................          --         1       --         1,249         --           --        1,250
Net unrealized investment losses .......          --        --       --            --     (3,007)          --       (3,007)
                                           ----------    ------   ---------  ----------  ----------  ---------    --------
Balance, December 31, 1996 .............    $     --      $225      $36      $315,863    $   222     $(15,737)    $300,609
                                           ----------    ------   ---------  ----------  ----------  ---------    --------
                                           ----------    ------   ---------  ----------  ----------  ---------    --------

                           See accompanying notes.

                                Amerin Corporation and Subsidiaries
                               Consolidated Statements of Cash Flows


                                                           YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                     1996            1995          1994
                                                     ----            ----          ----
                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $ 28,229       $ (22,811)     $  2,008
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
 Change in:
  Accrued investment income ....................     (2,017)           (825)         (446)
  Premiums receivable ..........................     (3,458)         (1,231)       (1,046)
  Unearned premiums ............................      7,815           6,387         5,037
  Loss reserves ................................     11,638           6,830           262
  Other intangibles and other assets ...........         --              --           (24)
  Accrued expenses and other liabilities .......      1,301             180         1,233
  Federal income taxes .........................       (365)            644            --
 Policy acquisition costs deferred .............     (9,087)         (6,812)       (4,006)
 Policy acquisition costs amortized ............      7,937           5,267         1,388
 Amortization ..................................        472             472           472
 Depreciation ..................................        718             501           264
 Realized investment gains .....................       (161)           (491)         (435)
 Non-cash compensation charge resulting from
  initial public offering ......................         --          35,741            --
 Other items, net ..............................        240          (1,680)          384
                                                   --------       ---------      --------
 Net cash provided by operating activities .....     43,262          22,172         5,091

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of:
 Fixed maturity securities .....................   (223,025)        (70,842)      (38,749)
 Short-term investments, net ...................         --        (136,011)       (8,988)
 Property and equipment ........................     (1,422)         (1,383)         (292)
Sale or maturity of:
 Fixed maturity securities .....................     55,350          32,271        18,059
 Short-term investments, net ...................    125,242              --            --
 Property and equipment ........................          2              43             1
                                                   --------       ---------      --------
Net cash used by investing activities ..........    (43,853)       (175,922)      (29,969)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock .......................        713         200,152        25,010
Redemption of preferred stock ..................         --         (46,042)           --
                                                   --------       ---------      --------
Net cash provided by financing activities ......        713         154,110        25,010
                                                   --------       ---------      --------
Net increase in cash and cash equivalents ......        122             360           132
Cash and cash equivalents at beginning of year .      1,054             694           562
                                                   --------       ---------      --------
Cash and cash equivalents at end of year .......   $  1,176       $   1,054      $    694
                                                   --------       ---------      --------
                                                   --------       ---------      --------

                           See accompanying notes.

                         Amerin Corporation and Subsidiaries
                      Notes to Consolidated Financial Statements


1.  BUSINESS

    Amerin Corporation (Company), through its primary insurance subsidiary, Amerin Guaranty Corporation (Amerin Guaranty), provides mortgage guaranty insurance through lending institutions on first mortgages secured by residential property. A second wholly owned insurance subsidiary, Amerin Re Corporation (Amerin Re) reinsures mortgage guaranty insurance written by Amerin Guaranty. The Company's three largest customers accounted for 66.6%, 67.0% and 66.3% of net premiums written in 1996, 1995 and 1994, respectively.
 Additionally, net premiums written in 1996 for the Company's three largest customers, each amounting to more than 10% of total net premiums written in 1996, were $26.5, $13.1 and $7.1 million. Similarly, net premiums written in 1995 for the Company's three largest customers were $12.7, $7.0 and $3.5 million, while in 1994, net premiums written for the Company's three largest customers were $2.7 million, $2.4 million and $1.6 million. Approximately 25% of the Company's risk in force at December 31, 1996 was concentrated in California.

    On November 28, 1995, the Company completed an initial public offering of its common stock (see Note 10).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements include the accounts of the Company and its insurance and other subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which, for the insurance subsidiaries, differ in certain respects from the accounting practices prescribed or permitted by state insurance regulatory authorities (statutory basis) (see Note 3). Significant accounting policies are as follows:

USE OF ESTIMATES

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INVESTMENTS

    The Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. As a result, fixed maturities that are available for sale are carried at fair value. Unrealized gains and losses on fixed maturities available for sale are excluded from operations and are recorded directly to common stockholders' equity, net of related deferred income taxes. The cumulative effect of the adoption of Statement No. 115 increased common stockholders' equity by $3.0 million, net of deferred income taxes, to reflect the net unrealized gains on fixed maturities previously carried at amortized cost.

    The amortized cost of fixed maturities is adjusted for amortization of premiums to the first call date and the accretion of discounts to maturity. Such adjustments are included in net investment income. Included in fixed maturities are investments in mortgage-backed securities whose amortized cost is determined using the interest method including anticipated prepayments. Prepayment assumptions are obtained from dealer surveys.

    Short-term investments are carried at cost, which approximates fair value. Cash equivalents are highly liquid investments. Both short-term investments and cash equivalents have maturities of three months or less.

    Realized gains and losses on investments are computed using specific amortized costs of the securities sold and are reflected in the statements of operations.

                      Amerin Corporation and Subsidiaries
                Notes to Consolidated Financial Statements (continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS

    The fair values recorded in the financial statements for available-for-sale fixed maturity securities are based principally on quoted market prices. The carrying amounts for other financial instruments approximate their fair values.

PREMIUM REVENUE RECOGNITION

    Premiums are written on an annual, monthly and single premium basis. Annual and monthly premiums written with respect to a policy year are earned on a daily pro rata basis over the policy year. Portions of annual premiums which relate to risk periods extending beyond the policy year are amortized over the period at risk in correspondence with the expiration of risk.
Single premiums written for a coverage period of more than one year are amortized over the entire coverage period, principally in correspondence with the expiration of risk.

POLICY ACQUISITION COSTS

    Policy acquisition costs include only those costs that relate directly to, and vary with, premium production. Such costs include compensation of employees involved in underwriting, marketing and policy issuance functions, state premium taxes, and certain other underwriting expenses. Net acquisition costs are deferred and amortized over the period in which the related premiums are earned. Anticipated claims and claim adjustment expenses are considered in determining the recoverability of acquisition costs.

LOSS RESERVES

    Reserves are established for reported insurance losses based on when notices of default of insured mortgage loans are received. Reserves also reflect estimates for losses incurred on notices of default not yet reported by the lender. Reserves are established by management using estimated claim rates and claim amounts in estimating the ultimate loss. Although considerable variability is inherent in such estimates, management believes that the reserves for losses are adequate. Adjustments to reserve estimates are reflected in the financial statements in the periods in which the adjustments are made.

REINSURANCE

    Reinsurance premiums are accounted for on a basis consistent with the accounting for the original policies issued and the terms of the reinsurance contracts.

LEASEHOLD IMPROVEMENTS, FURNITURE AND EQUIPMENT

    Leasehold improvements, furniture and equipment consist of office improvements, furniture and fixtures, office equipment, and computer hardware and software, which are recorded at cost and charged against income principally over their estimated service lives or, in the case of leasehold improvements, over the term of the lease. Depreciation is computed on the straight-line method over a period of five to ten years. Maintenance and repairs are charged to expense as incurred.

GOODWILL AND OTHER INTANGIBLES

    Goodwill represents the excess of cost over net assets purchased in connection with the 1992 acquisition of Amerin Guaranty by the Company and is amortized on a straight-line basis over 20 years.

                      Amerin Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Other intangibles include organizational and start-up costs incurred in the first year of operations. These costs are amortized using the straight-line method over five years.

INCOME TAXES

    Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.

    Mortgage guaranty insurance companies are permitted to deduct from taxable income, subject to certain limitations, amounts added to statutory basis contingency loss reserves. The amounts deducted must be included in taxable income in the 10th year after being added to the contingency reserves or upon prior release of such reserves to cover excess losses as permitted by insurance regulators. The deductions from taxable income are only allowed to the extent that United States Mortgage Guaranty Tax and Loss Bonds ("Tax and Loss Bonds") are purchased and held in an amount equal to the tax benefit attributable to such deductions. At December 31, 1996, the Company had investments in Tax and Loss Bonds of $10.9 million.

NET INCOME (LOSS) PER COMMON SHARE

    Net income (loss) per share of common stock is determined by dividing net income or loss, less dividends on preferred stock, by the weighted-average number of common stock and common stock equivalents (dilutive stock options) outstanding. For 1996 and 1995, the weighted average shares of common stock includes 13,340,000 shares issued on November 28, 1995, in conjunction with the Company's initial public offering. Weighted average shares in 1996 and 1995 also includes 2,250,068 shares as of November 28, 1995 out of a total of 11,000,000 shares that were previously excluded from weighted average shares due to the fact that such shares were subject to contingent recall provisions and the conditions required for the removal of the recall provisions on the 11,000,000 shares had not been met. The Company's initial public offering removed the recall provisions on 2,250,068 of the 11,000,000 shares and resulted in the cancellation of the remaining 8,749,932 shares (see Note 10).

    Where the effect of common stock equivalents on net income or loss per share would be antidilutive, they are excluded from the average shares outstanding. During 1995 and 1994, all of the Company's common stock equivalents (stock options) are antidilutive and are excluded from average shares outstanding. However, common stock awards and options issued in the 12 months prior to the Company's initial public offering are treated as common stock equivalents for 1995 and 1994, even if antidilutive. Fully diluted net income (loss) per share is equal to primary net income (loss) per share for 1996, 1995 and 1994. Because preferred stock which was redeemed in 1995 was not convertible until 2007, at which time it was mandatorily convertible, conversion is not assumed for purposes of calculating primary or fully-diluted net loss per share in 1995 and 1994.

RECLASSIFICATIONS

    Certain amounts in these financial statements have been reclassified from amounts reported in previously issued financial statements to conform to the current presentation.

3.  STATUTORY ACCOUNTING PRACTICES

    The consolidated financial statements are prepared in conformity with GAAP which, for Amerin Guaranty and Amerin Re, differ in certain respects from accounting practices prescribed or permitted by state insurance regulatory authorities (statutory basis). The following are the significant differences between statutory basis accounting practices and GAAP:

                      Amerin Corporation and Subsidiaries
                Notes to Consolidated Financial Statements (continued)

3.  STATUTORY ACCOUNTING PRACTICES (CONTINUED)

    - Investments in bonds are carried at amortized cost on a statutory basis. GAAP requires that such fixed-maturity securities be classified as held-to-maturity, trading, or available-for-sale. Held-to- maturity securities are carried at amortized cost, and securities classified as trading or available-for-sale are carried at fair value. Unrealized holding gains and losses are reported in income for those securities classified as trading and as a separate component of common stockholders' equity for those securities classified as available-for-sale.

    - Policy acquisition costs are charged to current operations on a statutory basis as incurred rather than deferred and amortized as related premiums are earned under GAAP.

    - A contingency reserve is computed on the basis of statutory requirements for the security of all policyholders, regardless of whether loss contingencies actually exist; such reserves are not permitted under GAAP.

    - Certain assets designated as "nonadmitted assets" are charged directly against surplus on a statutory basis but are reflected as assets under GAAP.

    - Federal income taxes on a statutory basis are only provided on taxable income for which income taxes are currently payable, while under GAAP, taxes are also provided for temporary differences between the financial reporting and tax bases of assets and liabilities.

    - Purchases of Tax and Loss Bonds are recorded as investments on a statutory basis while such purchases are recorded as payments of current income taxes under GAAP.

    In connection with the Company's November 1995 initial public offering, a nonrecurring non-cash compensation charge was recorded under GAAP related to ownership of the Company's common stock by two employees of Amerin Guaranty. Such non-cash compensation charges, which have no effect on total stockholders' equity, are not recorded on a statutory basis.

                      Amerin Corporation and Subsidiaries
                Notes to Consolidated Financial Statements (continued)

3.  STATUTORY ACCOUNTING PRACTICES (CONTINUED)

    The following is a reconciliation of the Company's 1996, 1995 and 1994 consolidated net income (loss) and common stockholders' equity presented on a GAAP basis to the corresponding amounts reported on a statutory basis for the insurance subsidiaries:

                                                                                        COMMON
                                                                       NET INCOME     STOCKHOLDERS'
                                                                          (LOSS)        EQUITY
                                                                       ----------     -------------
                                                                              (in thousands)
1996:
    Consolidated GAAP basis amounts..................................  $  28,229       $   300,609
    Company and non-insurance subsidiary amounts and
     eliminations....................................................        751            (6,265)
                                                                       ----------      -----------
    Insurance subsidiaries GAAP basis amounts........................     28,980           294,344
    Fixed maturities available-for-sale..............................         --              (388)
    Deferred policy acquisition costs................................     (1,150)           (5,569)
    Contingency reserves.............................................         --           (49,330)
    Nonadmitted assets...............................................         --            (3,587)
    Deferred income taxes............................................        122               302
    Accrued Tax and Loss Bonds.......................................     10,300            10,907
                                                                       ----------      -----------
    Statutory basis amounts..........................................  $  38,252       $   246,679
                                                                       ----------      -----------
                                                                       ----------      -----------
1995:
    Consolidated GAAP basis amounts..................................  $ (22,811)      $   274,137
    Company only amounts and eliminations............................        258            (5,789)
                                                                       ----------      -----------
    Insurance subsidiaries GAAP basis amounts........................    (22,553)          268,348
                                                                       ----------      -----------
    Fixed maturities available-for-sale..............................         --            (4,979)
    Deferred policy acquisition cost.................................     (1,545)           (4,419)
    Compensation expense.............................................     35,741                --
    Contingency reserves.............................................         --           (18,892)
    Nonadmitted assets...............................................         --            (3,045)
    Deferred income taxes............................................         44             1,787
    Accrued Tax and Loss Bonds.......................................        607               607
                                                                       ----------      -----------
    Statutory basis amounts..........................................  $  12,294       $   239,407
                                                                       ----------      -----------
                                                                       ----------      -----------
1994:
    Consolidated GAAP basis amounts..................................  $   2,008       $    58,081
    Company only amounts and eliminations............................        647            36,856
                                                                       ----------      -----------
    Insurance subsidiaries GAAP basis amounts........................      2,655            94,937
    Fixed maturities available-for-sale..............................         --             4,987
    Deferred policy acquisition costs................................     (2,655)           (2,874)
    Contingency reserves.............................................         --            (4,320)
    Nonadmitted assets...............................................         --            (1,186)
                                                                       ----------      -----------
    Statutory basis amounts..........................................  $      38       $    91,544
                                                                       ----------      -----------
                                                                       ----------      -----------

                      Amerin Corporation and Subsidiaries
                Notes to Consolidated Financial Statements (continued)

4.  INVESTMENTS

    The amortized cost and fair value of investments in fixed-maturity securities are summarized as follows:

                                                         AMORTIZED   UNREALIZED    UNREALIZED     FAIR
                                                           COST         GAIN          LOSS        VALUE
                                                         ---------   ----------    ----------     -----
                                                                           (in thousands)
At December 31, 1996:
    U.S. Treasury.....................................   $  14,687    $     90      $    96     $  14,681
    Foreign Governments...............................       1,558          --           14         1,544
    States and political subdivisions.................     221,795       2,808        1,492       223,111
    Corporate securities..............................      25,240         112          210        25,142
    Mortgage-backed securities........................      44,454         161        1,017        43,598
                                                         ---------    --------      -------     ---------
Total fixed maturities................................   $ 307,734    $  3,171      $ 2,829     $ 308,076
                                                         ---------    --------      -------     ---------
                                                         ---------    --------      -------     ---------

At December 31, 1995:
    U.S. Treasury.....................................   $ 23,847     $    897      $    42     $  24,702
    Foreign governments...............................      1,559           --           99         1,460
    States and political subdivisions.................     74,230        3,100           64        77,266
    Corporate securities..............................     27,202          889            7        28,084
    Mortgage-backed securities........................     19,216          408          115        19,509
                                                         ---------    --------      -------     ---------
Total fixed maturities................................   $146,054     $  5,294      $   327     $ 151,021
                                                         ---------    --------      -------     ---------
                                                         ---------    --------      -------     ---------

    The carrying amount of the Company's available-for-sale fixed-maturity investments can increase or decrease significantly in the near term as a result of changes in market interest rates.

    A summary of the amortized cost and fair value of investments in fixed-maturity securities at December 31, 1996, by contractual maturity, follows:

                                              AMORTIZED COST       FAIR VALUE
                                              --------------       -----------
                                                         (in thousands)
Due in one year or less.....................   $   8,589            $    8,602
Due after one year through five years.......      26,619                26,638
Due after five years through ten years......      68,535                69,321
Due after ten years.........................     159,538               159,917
Mortgage-backed securities..................      44,454                43,598
                                               ---------            ----------
                                               $ 307,734            $  308,076
                                               ---------            ----------
                                               ---------            ----------

    Expected maturities may differ from the contractual maturities shown in the foregoing table because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                     Amerin Corporation and Subsidiaries
            Notes to Consolidated Financial Statements (continued)


4.  INVESTMENTS (CONTINUED)

    Proceeds from sales of fixed-maturity securities were $46.1 million, $28.4 million and $17.4 million in 1996, 1995 and 1994, respectively. Gross gains and losses realized on those sales are presented below:

                                                  1996        1995       1994
                                               ----------  ---------  ---------
                                                           (in thousands)
Realized on sales of fixed-maturity
  securities:
  Gains. . . . . . . . . . . . . . . . . . .   $      676  $     520  $     442
  Losses . . . . . . . . . . . . . . . . . .         (515)       (29) $      (7)
                                               ----------  ---------  ---------
Net realized gains . . . . . . . . . . . . .   $      161  $     491  $     435
                                               ----------  ---------  ---------
                                               ----------  ---------  ---------

    The changes in net unrealized gains (losses) on investments in fixed-maturity securities were ($4.6 million) in 1996, $10.0 million in 1995, and ($8.0 million) in 1994.

    At December 31, 1996, investments with a carrying amount of $8.1 million were on deposit with state insurance departments to satisfy regulatory requirements.

The composition of net investment income is as follows:

                                                  1996       1995       1994
                                               ----------  ---------  ---------
                                                         (in thousands)
Fixed-maturity securities . . . . . . . . . .  $   15,701  $   6,684  $   4,697
Short-term investments. . . . . . . . . . . .       1,529      1,087        238
                                               ----------  ---------  ---------
                                                   17,230      7,771      4,935
Less:  Investment expenses. . . . . . . . . .         359        159        117
                                               ----------  ---------  ---------

Net investment income . . . . . . . . . . . .  $   16,871  $   7,612  $   4,818
                                               ----------  ---------  ---------
                                               ----------  ---------  ---------

                     Amerin Corporation and Subsidiaries
            Notes to Consolidated Financial Statements (continued)


5.  LOSS RESERVES

    The following table is a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses for the years shown:

                                                  YEAR ENDED DECEMBER 31,
                                                --------------------------
                                                    1996          1995
                                                ------------  ------------
                                                      (in thousands)
      Balance, January 1 . . . . . . . . . . .  $      7,092  $        262
      Losses and loss adjustment expenses,
         principally in respect of default
         notices occurring in:
             Current year  . . . . . . . . . .        20,344         7,037
             Prior years . . . . . . . . . . .           337           720
                                                ------------  ------------

         Total losses and loss adjustment
            expense. . . . . . . . . . . . . .        20,681         7,757
                                                ------------  ------------
      Loss and loss adjustment expense
         payments principally in respect
         of default notices occurring in:
             Current year. . . . . . . . . . .         2,821           520
             Prior year. . . . . . . . . . . .         5,222           407
                                                ------------  ------------
             Total payment . . . . . . . . . .         9,043           927
                                                ------------  ------------
      Balance, December 31 . . . . . . . . . .  $    18,730   $      7,092
                                                ------------  ------------
                                                ------------  ------------

6.  INCOME TAXES

    The Company and its subsidiaries file a consolidated federal income tax return.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                       1996         1995
                                                  ------------  ------------
      Deferred tax liabilities:                       (in thousands)
          Deferred policy acquisition costs .   $      1,949         1,547
          Unrealized gain on investments. . .            120         1,738
          Tax over book depreciation. . . . .            205           229
          Other . . . . . . . . . . . . . . .            192           133
                                                ------------  ------------
      Total deferred tax liabilities. . . . .          2,466         3,647
                                                ------------  ------------

      Deferred tax assets:
          Unearned premium reserves . . . . .          1,425           889
          Accrued liabilities . . . . . . . .             43            43
          Reserve discounting . . . . . . . .            520           234
          Alternative minimum tax
            carryforward. . . . . . . . . . .             --           324
          Other . . . . . . . . . . . . . . .            189           374
                                                ------------  ------------
      Total deferred tax assets . . . . . . .          2,177         1,864
                                                ------------  ------------
      Net deferred tax liability. . . . . . .   $        289  $      1,783
                                                ------------  ------------
                                                ------------  ------------

                     Amerin Corporation and Subsidiaries
            Notes to Consolidated Financial Statements (continued)


6.  INCOME TAXES (CONTINUED)

    The nature of the Company's deferred tax assets and liabilities at December 31, 1996 is such that the general reversal pattern for these temporary differences is expected to result in the full realization of the Company's deferred tax assets.

    Valuation allowances for deferred tax assets were provided in years prior to 1995 because the Company's historical operating losses represented negative evidence that it was more likely than not that the Company would not be able to utilize the net operating loss carryforwards and unrealized investment losses. For 1995, the Company decreased the valuation allowance by $4.5 million, including a decrease of $1.7 million related to unrealized gains on investments reported as a component of common stockholders' equity. The remaining decrease in the valuation allowance was related principally to the utilization of net operating loss carryforwards. The 1994 valuation allowance increased $1.4 million principally due to unrealized losses in investments.

    The Company has elected to purchase non-interest bearing Tax and Loss Bonds in lieu of paying federal income taxes to the extent permissible under Internal Revenue Code Section 832(e). The Company accounts for these purchases as a payment of current federal income taxes. The Company purchased $10.9 million of Tax and Loss Bonds in 1996 as payment of current income taxes and paid income taxes of $.8 million in 1995 and $.02 million in 1994.

    The Company's income tax provision varied from the statutory federal income tax rate applied to its net income (loss) before taxes as follows:

                                                    1996       1995       1994
                                                  --------   --------    ------
                                                        (in thousands)
Statutory federal income tax rate applied to
   net income (loss) before taxes . . . . . . .   $ 13,857   $ (7,487)   $  683
Add (deduct) tax effect of:
   Nondeductible compensation . . . . . . . . .         --     12,509        --
   Tax-exempt interest. . . . . . . . . . . . .     (2,785)      (533)     (399)
   Decrease in valuation allowance. . . . . . .         --     (2,753)     (369)
   Nondeductible goodwill amortization
     and other nondeductible expenses . . . . .        106         77        75
   Other (net). . . . . . . . . . . . . . . . .        185       (394)       10
                                                  --------   --------    ------
Income tax provision. . . . . . . . . . . . . .   $ 11,363   $  1,419    $   --
                                                  --------   --------    ------
                                                  --------   --------    ------

7.  REINSURANCE

    Amerin Guaranty reinsures portions of its risks through reinsurance treaties. This process serves to limit Amerin Guaranty's exposure on such risks. Reinsurance ceded reduced premiums earned by $1.8 million in 1996, $.4 million in 1995 and $4,000 in 1994. Amerin Guaranty would remain liable to its policyholders to the extent that such reinsurers do not meet their obligations under these arrangements.

                       Amerin Corporation and Subsidiaries
              Notes to Consolidated Financial Statements (continued)

8.  RELATED PARTY TRANSACTIONS

    During 1996 and 1995, both the Company and its subsidiaries maintained cash accounts at an affiliate of one of the principal stockholders.

    The Company has utilized the services of two travel agencies for its business travel needs. The spouse of the former President of the Company has been an employee of each such agency. The Company has spent $1.1 million, $.8 million and $.7 million on travel expenses in 1996, 1995 and 1994, respectively.

9.  INCENTIVE COMPENSATION

    The Company has a long-term incentive plan (Plan), which provides additional compensation to officers of Amerin Guaranty. Under the Plan, an aggregate of 8,300,000 shares of common stock were initially approved to be issued or sold as restricted stock or sold under incentive stock options, as the result of awards made to Plan participants. Incentive stock options awarded under the Plan vest over a five-year schedule. Plan participants are bound by an agreement not to vote any shares acquired under the Plan, until a future date determined by the Company's board of directors.

    Awards of shares made or approved in 1996, 1995 and 1994, including those approved pursuant to the Plan, resulted in compensation expense of $.04 million, $.07 million and $.4 million, respectively. All of such compensation expense represented the fair value of the shares of common stock awarded, together with related gross-up payments to certain Plan participants for the tax consequences of those share grants.

    The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes no compensation expense for stock options granted to employees. Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", requires disclosure of pro forma information regarding net earnings and earnings per share, using pricing models to estimate the fair value of stock option grants. Had compensation expense for the Company's stock option plans been determined based on the estimated fair value at the date of grant consistent with the methodology prescribed under SFAS 123, approximate net income (loss) and net income (loss) per share would have been as follows:

                                                  YEARS ENDED DECEMBER 31,
                                           -------------------------------------
                                                1996                   1995
                                           --------------         --------------
                                           (in thousands, except per share data)

Pro forma net income (loss) . . . . . . .     $27,788               $(28,144)
Pro forma net income (loss) per
  common share. . . . . . . . . . . . . .     $  1.06               $  (2.32)

    For purposes of the pro forma disclosures, the estimated fair values of the option grants are amortized to expense over the options' vesting period. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995:

          Dividend yield . . . . . . . . . . . . . . .     0.0%
          Risk-free interest rate. . . . . . . . . . .     6.5%
          Volatility . . . . . . . . . . . . . . . . .    51.3%
          Expected life (years). . . . . . . . . . . .     6.0

                       Amerin Corporation and Subsidiaries
              Notes to Consolidated Financial Statements (continued)

9.  INCENTIVE COMPENSATION (CONTINUED)

    The pro forma effects on net income (loss) and net income (loss) per share are not likely to be representative of the effects on reported net income in future years as 1995 and 1996 pro forma amounts do not include pro forma compensation expense related to grants made prior to 1995.

    Transactions related to all stock options are as follows:

                                         YEAR ENDED DECEMBER 31,
                          ------------------------------------------------------
                                1996              1995               1994
                          ----------------  ----------------  ------------------
                                  WEIGHTED          WEIGHTED
                          SHARES  AVERAGE   SHARES  AVERAGE   SHARES
                          UNDER   EXERCISE  UNDER   EXERCISE  UNDER     PRICE
                          OPTION   PRICE    OPTION   PRICE    OPTION    RANGE
                          ------  --------  ------  --------  ------  ----------
                                    (in thousands, except price data)

Beginning balance . . . .  692     $ 5.11    5,023   $  .85    4,860  $ .28-4.24
Granted . . . . . . . . .  329      23.02       71    10.32      220   4.24-5.26
Exercised . . . . . . . .  (73)      4.25       --       --       --          --
Canceled. . . . . . . . .   (5)      5.30   (4,432)     .33      (27)       4.24
                          ------  --------  ------  --------  ------  ----------
Ending balance. . . . . .  943     $11.40      692   $ 5.11    5,053  $ .28-5.26
                          ------  --------  ------  --------  ------  ----------
                          ------  --------  ------  --------  ------  ----------
Exercisable at end
  of year . . . . . . . .  295                 198               108
                          ------            ------            ------
                          ------            ------            ------

    Under the plan, 1,957,605 shares were available for grant as awards or options at December 31, 1996.

    Information regarding options outstanding and exercisable at December 31, 1996 is summarized as follows:


                                    OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                   ----------------------------------------------------    --------------------------------
                                     WEIGHTED
                                      AVERAGE
                                     REMAINING            WEIGHTED                            WEIGHTED
                     NUMBER       CONTRACTUAL LIFE         AVERAGE           NUMBER            AVERAGE
                   OUTSTANDING       (IN YEARS)       EXERCISABLE PRICE    EXERCISABLE    EXERCISABLE PRICE
                   -----------    ----------------    -----------------    -----------    -----------------
                                        (in thousands, except exercise price data)
$ 4.24 - $ 5.30        586               9.4               $ 4.57              295              $4.42
$16.00                  22               9.1                16.00               --                 --
$21.25 - $26.50        335              10.0                23.02               --                 --
                   -----------    ----------------    -----------------    -----------    -----------------
                       943               9.6               $11.40              295              $4.42
                   -----------    ----------------    -----------------    -----------    -----------------
                   -----------    ----------------    -----------------    -----------    -----------------


    The weighted average fair value per share of options granted was $13.07 and $12.11 in 1996 and 1995, respectively.

                       Amerin Corporation and Subsidiaries
              Notes to Consolidated Financial Statements (continued)

10. PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY

PREFERRED STOCK

    Activity for 1995 and 1994 with respect to shares of 13.5% Redeemable Cumulative Convertible Preferred Stock, par value $.01, stated value $1,000, is as follows:

                                                             NUMBER
                                                            OF SHARES
                                                            ---------

          Shares outstanding, January 1, 1994 . . . . .     35,687.50
          Pay-in-kind dividends . . . . . . . . . . . .      5,067.24
                                                            ---------
          Shares outstanding, December 31, 1994 . . . .     40,754.74
          Pay-in-kind dividends . . . . . . . . . . . .      5,287.30
                                                            ---------
                                                            46,042.04

          December 1, 1995 redemption . . . . . . . . .    (46,042.04)
                                                            ---------
          Shares outstanding, December 31, 1995 . . . .            --
                                                            ---------
                                                            ---------

    Prior to the redemption on December 1, 1995 of the outstanding shares of 13.5% Redeemable Cumulative Convertible Preferred Stock, each such share was mandatorily convertible into Common Stock on June 30, 2007. The Company had the option to redeem the outstanding preferred shares at a price ranging from $1,000 to $1,030 per share (plus all accrued and unpaid dividends). The preferred shares were redeemable at the option of the holders upon a change of control of the Company.

    Dividends on preferred shares were payable on the last day of each quarter. Dividends for 1995 and 1994 totaled $5.3 million and $5.1 million, respectively, and were paid in additional shares (including fractional shares) of preferred stock. The preferred shares were nonvoting, unless dividends were in arrears. Assuming 2,547,170 shares of the common stock and related proceeds of the Company's November 1995 initial public offering had been used to redeem the Preferred Stock at the beginning of the year, the 1995 net loss per share would have been reduced to $(1.58).

    The Company has 10,000,000 authorized shares of preferred stock with a $.01 par value.

                 Amerin Corporation and Subsidiaries
        Notes to Consolidated Financial Statements (continued)

10. PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK

    Activity for 1996, 1995 and 1994, with respect to Amerin Corporation's outstanding Common Stock, $.01 par value, is as follows:

                                                           NUMBER OF SHARES
                                                      -------------------------
                                                        VOTING        NONVOTING
                                                        COMMON         COMMON
                                                         STOCK          STOCK
                                                      ----------      ---------
Outstanding at January 1, 1994....................    17,103,625      1,113,750
Shares issued under long-term incentive plan......        55,500             --
August 24, 1994 issuance..........................       630,375      2,495,875
                                                      ----------      ---------
Outstanding at December 31, 1994..................    17,789,500      3,609,625
Shares issued under long-term incentive plan......         2,250             --
November 28, 1995 issuance........................    13,340,000             --
Cancellation of restricted shares.................    (8,749,932)            --
                                                      ----------      ---------
Outstanding at December 31, 1995..................    22,381,818      3,609,625
Shares issued under long-term incentive plan......        22,665             --
Options exercised.................................        72,709             --
Shares surrendered................................        (5,978)            --
                                                      ----------      ---------
Outstanding at December 31, 1996..................    22,471,214      3,609,625
                                                      ----------      ---------
                                                      ----------      ---------

    Prior to the Company's initial public offering, the Company's Chairman and President owned 11,000,000 shares of common stock. Such shares were subject to certain restrictions including transfer limitations and contingent recall provisions as described in a stock and voting agreement. Prior to 1995, conditions required for the removal of the recall provisions had not been met. On November 28, 1995, the Company completed an initial public offering of its common stock (the Offering). The net proceeds of the Offering were $200.2 million and a portion of the proceeds were used to redeem all of the outstanding shares of the Company's Redeemable Preferred Stock. When the Offering was consummated, the contingent recall provisions on 2,250,068 shares of the common stock owned by the Company's Chairman and President were removed and 8,749,932 shares of common stock owned by such officers, which were in excess of the number of shares to which they were entitled upon consummation of the Offering pursuant to the terms of a management agreement, were canceled without cost to the Company. Additionally, options to purchase 4,374,966 shares of common stock owned by the President prior to the Offering were canceled. The removal of the contingent recall provisions for a portion of the shares owned by the officers resulted in compensation expense of $35.7 million and a corresponding increase in additional paid-in capital.

    Shares of Voting Common Stock and Nonvoting Common Stock rank equally as regards dividend rights, rights on liquidation, and winding up and dissolution.

    Each holder of shares of Voting Common Stock shall be entitled to one vote per share on each matter on which the stockholders of the Company shall be entitled to vote. Except as otherwise required by law, each outstanding share of Nonvoting Common Stock shall not be entitled to vote on any matter on which the stockholders of the Company shall be entitled to vote. On any matter on which the holders of shares of Voting Common Stock and the holders of Nonvoting Common Stock are entitled to vote, they shall vote together as a single class, and each holder of shares of Nonvoting Common Stock shall be entitled to one vote for each share of such stock.

    Notwithstanding the foregoing, holders of shares of Nonvoting Common Stock shall be entitled to vote as a separate class on any amendment, repeal or modification of any provision of the Certificate of Incorporation that adversely affects the powers, preferences or special rights of holders of the Nonvoting Common Stock.

                 Amerin Corporation and Subsidiaries
        Notes to Consolidated Financial Statements (continued)

10. PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY (CONTINUED)

    The Voting Common Stock is convertible into the same number of shares of Nonvoting Common Stock by any regulated stockholder, at any time, provided that the Company will not be required to effect a conversion that would result in a violation by the Company or its subsidiaries, of any law, rule, regulation, or requirement of any governmental authority at that time. Additional restrictions apply to this conversion as defined in the Certificate of Incorporation.

    The Nonvoting Common Stock is convertible into the same number of shares of Voting Common Stock by any stockholder, at any time, subject to restrictions as defined in the Certificate of Incorporation.

11. COMMITMENTS AND CONTINGENCIES

    From time to time, the Company and its subsidiaries are involved in certain routine legal proceedings arising in the normal course of their business, none of which is currently expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

    During 1995, the Company entered into a noncancelable ten year operating lease for office space. In addition to base rental costs, the lease provides for rent escalations resulting from increased assessments for real estate taxes, utilities and maintenance. Aggregate minimum rental commitments under the lease are $.2 million in 1997, $.2 million in 1998, $.2 million in 1999, $.2 million in 2000, $.3 million in 2001 and $1.1 million thereafter. Rent expense for 1996, 1995 and 1994 was $.6 million, $.3 million and $.2 million, respectively.

    The Company has agreed to loan an officer an amount necessary to cover the potential tax liability, if any, that may be incurred by the officer in the event that a determination is made that the receipt of shares of Voting Common Stock constituted a taxable event.

12. DIVIDEND RESTRICTIONS

    Under Illinois insurance regulations, Amerin Guaranty and Amerin Re are each required to maintain statutory basis capital and surplus of $1.5 million. The statutory basis capital and surplus of Amerin Guaranty was $214.1 million and $208.7 million at December 31, 1996 and 1995, respectively. The statutory basis capital and surplus of Amerin Re was $32.6 million and $30.7 million at December 31, 1996 and 1995, respectively.

    Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than 25 times the total of statutory capital and surplus and the statutory basis contingency reserve. At December 31, 1996, the Company's insurance subsidiaries' risk-to-capital ratios were below these limits.

    The payment of dividends by the insurance subsidiaries without prior approval of the Illinois Insurance Department is subject to certain restrictions principally including those relating to the greater of 10% of the prior year's statutory basis earned surplus or net income. No dividends were paid in 1996, and no dividends are allowed in 1997 without prior approval.

    In addition, dividend restrictions have been placed on the Company and its subsidiaries by both Moody's Investors Services, Inc. and Standard & Poor's Corporation (collectively, Rating Agencies) as embodied in various support agreements (Agreements). Those restrictions require that no dividend will be declared or paid if the subsidiaries' net risk in force exceeds the maximum multiple of capital, as specified in the Agreements, or the subsidiaries' rating is less than the minimum rating allowed.

                 Amerin Corporation and Subsidiaries
        Notes to Consolidated Financial Statements (continued)

13.  STANDBY COMMITMENTS

    The claims-paying ability of Amerin Guaranty is rated "AA" by Standard & Poor's Corporation and "Aa3" by Moody's Investor Services, Inc., based on the respective assessments by each rating service of the creditworthiness of Amerin Guaranty. Creditworthiness is a function of the level of paid-in and other capital, as well as other qualitative considerations. Prior to November 28, 1995, additional capital support was provided via standby capital in the form of standby commitments on the part of certain of the Company's stockholders. Such standby commitments terminated upon the consummation of the Company's initial public offering on November 28, 1995. The Company was charged fees for the standby commitments that amounted to $.8 million in 1995 and 1994.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

    A summary of unaudited quarterly results of operations for 1996 and 1995 is as follows:

                                                           1ST         2ND         3RD         4TH
                                                         -------     -------     -------     -------
1996                                                          (in thousands, except per share data)
Net premiums earned....................................  $12,122     $14,755     $16,680     $18,792
Net investment income and other........................    4,086       3,816       4,366       4,764
Net income.............................................    5,674       6,711       7,588       8,256
Net income applicable to common stockholders...........    5,674       6,711       7,588       8,256
Net income per common share............................      .22         .25         .29         .31

1995
Net premiums earned....................................  $ 3,980     $ 5,538     $ 7,436     $10,605
Net investment income and other........................    1,671       1,958       1,848       2,626
Net income (loss)......................................    1,582       2,491       4,663     (31,547)
Net income (loss) applicable to common stockholders....      226       1,073       3,182     (32,578)
Net income (loss) per common share.....................      .02         .10         .30       (1.93)


                                  Amerin Corporation
                                   (Parent Company)

             Schedule II -- Condensed Financial Information of Registrant

                               Condensed Balance Sheets

                                                                DECEMBER 31,
                                                           ---------------------
                                                             1996          1995
                                                           --------      -------
                                                               (in thousands)
    ASSETS

Investment in subsidiaries...............................  $294,436    $268,348
Investments
    Fixed maturities available-for-sale, at fair value...     1,936       1,965
    Short-term investments...............................       350       1,295
                                                           --------    --------
         Total investments...............................     2,286       3,260
Cash.....................................................       128         248
Accrued investment income................................        46         115
Goodwill, net of accumulated amortization (1996 -- $695;
    1995 -- $546)........................................     2,282       2,431

Other intangibles, net of accumulated amortization
    (1996 -- $1,460; 1995 --  $1,137)....................       156         478
Federal income taxes recoverable.........................       847          43
Other assets.............................................       619         407
                                                           --------    --------
    Total assets.........................................  $300,800    $275,330
                                                           --------    --------
                                                           --------    --------

    LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

LIABILITIES
Due to subsidiaries......................................        64       1,110
Accounts payable and other liabilities...................       127          83
                                                           --------    --------
    Total liabilities....................................       191       1,193

COMMON STOCKHOLDERS' EQUITY
    Voting Common Stock..................................       225         224
    Nonvoting Common Stock...............................        36          36
    Additional paid-in capital...........................   315,863     314,614
    Net unrealized investment gains......................       222       3,229
    Retained-earnings deficit............................   (15,737)    (43,966)
                                                           --------    --------
Total common stockholders' equity........................   300,609     274,137
                                                           --------    --------
    Total liabilities and common stockholders' equity....  $300,800    $275,330
                                                           --------    --------
                                                           --------    --------

                    See notes to consolidated financial statements

                                  Amerin Corporation
                                   (Parent Company)

    Schedule II -- Condensed Financial Information of Registrant (Continued)

                          Condensed Statements of Operations



                                                      YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1996     1995       1994
                                                    -------  --------   -------
                                                          (in thousands)
REVENUES
    Net investment income.......................... $   149  $    283   $    15
    Realized investment losses.....................      --        (2)       --
                                                    -------  --------   -------
                   Total revenues..................     149       281        15
EXPENSES
    Administrative and other.......................   1,084       581       662
                                                    -------  --------   -------

    Loss before equity in undistributed net
      income or loss of subsidiaries and
      income-tax benefit...........................    (935)     (300)     (647)
         Equity in undistributed net income
            (loss) of subsidiaries.................  28,906   (22,554)    2,655
                                                    -------  --------   -------
Net income (loss) before income tax benefit........  27,971   (22,854)    2,008
Federal income-tax benefit.........................    (258)      (43)       --
                                                    -------  --------   -------
    Net income (loss)..............................  28,229   (22,811)    2,008
Pay-in-kind dividends on preferred stock...........      --     5,287     5,067
                                                    -------  --------   -------

Net income (loss) applicable to common
    stockholders................................... $28,229  $(28,098)  $(3,059)
                                                    -------  --------   -------
                                                    -------  --------   -------


                    See notes to consolidated financial statements

                                  Amerin Corporation
                                   (Parent Company)

    Schedule II -- Condensed Financial Information of Registrant (Continued)

                          Condensed Statements of Cash Flows

                                                     YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1996      1995        1994
                                                 -------   ---------   --------
                                                        (in thousands)
Net cash provided (used) by operating
   activities..................................  $(1,778)  $     974   $    105
Investing activities:
   Capital contribution to subsidiaries........       --    (152,000)   (25,010)
   Purchase of:
      Fixed maturities.........................       --      (1,977)        --
      Short-term investments, net..............       --      (1,295)        --
   Sale of:
      Short-term investments, net..............      945          --         --
                                                 -------   ---------   --------
      Net cash provided (used) by
         investing activities..................      945    (155,272)   (25,010)
Financing activities:
   Issuance of common stock....................      713     200,152     25,010
   Redemption of preferred stock...............       --     (46,042)        --
                                                 -------   ---------   --------
      Net cash provided by financing
         activities............................      713     154,110     25,010
                                                 -------   ---------   --------
      Increase (decrease) in cash..............     (120)       (188)       105
Cash at beginning of year......................      248         436        331
                                                 -------   ---------   --------
Cash at end of year............................  $   128   $     248   $    436
                                                 -------   ---------   --------
                                                 -------   ---------   --------

                    See notes to consolidated financial statements

                                     Amerin Corporation and Subsidiaries

                             Schedule III -- Supplementary Insurance Information


                                                                  Year Ended December 31,
                         -----------------------------------------------------------------------------------------------------------
                                      Loss and                                        Benefits,  Amortization
                          Deferred      Loss                                           Claims,   of Deferred
                           Policy    Adjustment Unearned  Future              Net     Losses and   Policy       Other
                         Acquisition  Expense   Premium   Policy  Premium  Investment Settlement Acquisition  Operating Net Premiums
                            Costs     Reserves  Reserves Benefits Revenues   Income    Expenses     Costs     Expenses    Written
                         ----------- ---------- -------- -------- -------- ---------- ---------- ------------ --------- ------------
                                                                  (in thousands)
1996 Mortgage Guaranty     $5,569     $18,730   $20,525   $  --   $62,349   $17,032    $20,681      $7,937     $11,171    $70,000

1995 Mortgage Guaranty     $4,419     $ 7,092   $12,710   $  --   $27,559   $ 8,103    $ 7,757      $5,268     $44,027    $33,946

1994 Mortgage Guaranty     $2,874     $   262   $ 6,323   $  --   $ 5,237   $ 5,253    $   262      $1,388     $ 6,832    $10,274


                                       Amerin Corporation and Subsidiaries

                                 Schedule V -- Valuation and Qualifying Accounts


                                                                  Balance at
                                                                 Beginning of                               Balance at
                                                                     Year        Additions    Deductions    End of Year
                                                                 ------------    ---------    ----------    -----------
                                                                                    (in thousands)
Year Ended December 31, 1996
  Accumulated amortization of goodwill. . . . . . . . . . . .       $  546         $149          $--          $  695
  Accumulated amortization of furniture and equipment . . . .          939          718           32           1,625
  Accumulated amortization of other intangibles . . . . . . .        1,137          323           --           1,460

Year Ended December 31, 1995
  Accumulated amortization of goodwill. . . . . . . . . . . .       $  397         $149          $--          $  546
  Accumulated amortization of furniture and equipment . . . .          466          501           28             939
  Accumulated amortization of other intangibles . . . . . . .          814          323           --           1,137

Year Ended December 31, 1994:
  Accumulated amortization of goodwill. . . . . . . . . . . .       $  248         $149          $--          $  397
  Accumulated amortization of furniture and equipment . . . .          202          264           --             466
  Accumulated amortization of other intangibles . . . . . . .          491          323           --             814
