Form 10-Q
period 1997-03-31
AMERIN CORP
filed 1997-05-15
CIK 1001603

-------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.  20549

                                 --------------------
                                      FORM 10-Q
                                 --------------------

           X       Quarterly Report Pursuant to Section 13 or 15(d)
         ------    of the Securities Exchange Act of 1934

                   For the quarterly period ended March 31, 1997

                                          OR

                   Transition Report Pursuant to Section 13 or 15(d) of
         ------    the Securities Exchange Act of 1934

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
                                Yes          No
                                    -----       -----
                         APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                        Outstanding at May 1, 1997
                  -----                        --------------------------
    Voting Common Stock, $.01 par value                24,454,699
    Nonvoting Common Stock, $.01 par value              1,656,909

                                  AMERIN CORPORATION

                                  TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----
PART I.   FINANCIAL INFORMATION

     ITEM 1.   Financial Statements:

       Condensed Consolidated Balance Sheets at
          March 31, 1997 (unaudited) and December 31, 1996 . . . . . . . .   1

       Condensed Consolidated Statements of Income for the
          Three Month Periods Ended March 31, 1997 and 1996 (unaudited). .   2

       Condensed Consolidated Statements of Cash Flows for the
          Three Month Periods Ended March 31, 1997 and 1996 (unaudited). .   3

       Notes to Condensed Consolidated Financial Statements (unaudited). .   4

     ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . .   5


PART II.  OTHER INFORMATION

     ITEM 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  10

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      Amerin Corporation and Subsidiaries

                     Condensed Consolidated Balance Sheets

                                                                                             MARCH 31,    DECEMBER 31,
                                                                                               1997           1996
                                                                                             ---------    ------------
                                                                                            (UNAUDITED)
                                                                                             (IN THOUSANDS OF DOLLARS)
ASSETS
Investments:
     Fixed maturities available-for-sale at fair value . . . . . . . . . . . . . . . . . .    $317,129     $308,076
     Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,528       20,717
                                                                                              --------     --------
Total investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     326,657      328,793
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,831        1,176
Accrued investment income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,458        4,393
Premiums receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,036        5,833
Deferred policy acquisition costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,534        5,569
     Leasehold improvements, furniture and equipment, at cost,
     net of accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,452        4,368
Goodwill, net of accumulated amortization. . . . . . . . . . . . . . . . . . . . . . . . .       2,245        2,282
Other intangibles, net of accumulated amortization . . . . . . . . . . . . . . . . . . . .          75          156
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,771           --
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,334        2,254
                                                                                              --------     --------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $355,393     $354,824
                                                                                              --------     --------
                                                                                              --------     --------

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Liabilities:
     Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $20,468      $20,525
     Loss reserves . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22,488       18,730
     Current income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,052          111
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --          289
     Payable for securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --        9,677
     Accrued expenses and other liabilities. . . . . . . . . . . . . . . . . . . . . . . .       3,312        4,883
                                                                                              --------     --------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      49,320       54,215
Common Stockholders' Equity:
     Voting Common Stock, $.01 par, 50,000,000 shares authorized,
          24,454,699 shares and 22,471,214 shares issued and
          outstanding in 1997 and 1996, respectively . . . . . . . . . . . . . . . . . . .         244          225
     Nonvoting Common Stock, $.01 par, 50,000,000 shares authorized,
          1,656,909 shares and 3,609,625 shares issued and outstanding
          in 1997 and 1996, respectively . . . . . . . . . . . . . . . . . . . . . . . . .          17           36
     Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     316,205      315,863
     Net unrealized investment gains (losses). . . . . . . . . . . . . . . . . . . . . . .      (3,324)         222
     Retained-earnings deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (7,069)     (15,737)
                                                                                              --------     --------
Total common stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     306,073      300,609
                                                                                              --------     --------
Total liabilities and common stockholders' equity. . . . . . . . . . . . . . . . . . . . .    $355,393     $354,824
                                                                                              --------     --------
                                                                                              --------     --------

                               See accompanying notes.

                         Amerin Corporation and Subsidiaries

                     Condensed Consolidated Statements of Income

                                                                       THREE MONTHS ENDED MARCH
                                                                                  31,
                                                                       ------------------------
                                                                            1997      1996
                                                                       -----------  -----------
                                                                             (unaudited)
                                                                    (in thousands of dollars, except
                                                                             per share data)
Revenues:
      Net premiums written . . . . . . . . . . . . . . . . . . .        $ 20,424       $ 13,307
      Decrease (increase) in unearned premiums . . . . . . . . .              67         (1,185)
                                                                       ---------      ---------
      Net premiums earned. . . . . . . . . . . . . . . . . . . .          20,491         12,122
      Net investment income. . . . . . . . . . . . . . . . . . .           4,483          4,041
      Realized investment gains (losses) . . . . . . . . . . . .             (22)            45
                                                                       ---------      ---------
Total revenues . . . . . . . . . . . . . . . . . . . . . . . . .          24,952         16,208

Expenses:
      Losses incurred. . . . . . . . . . . . . . . . . . . . . .           6,630          4,016
      Policy acquisition costs . . . . . . . . . . . . . . . . .           2,539          1,954
      Underwriting and other expenses. . . . . . . . . . . . . .           3,616          2,358
                                                                       ---------      ---------
Total expenses . . . . . . . . . . . . . . . . . . . . . . . . .          12,785          8,328
                                                                       ---------      ---------
Net income before income taxes . . . . . . . . . . . . . . . . .          12,167          7,880
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .           3,498          2,206
                                                                       ---------      ---------
Net income   . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 8,669        $ 5,674
                                                                       ---------      ---------
                                                                       ---------      ---------
Net income per common share. . . . . . . . . . . . . . . . . . .           $0.33          $0.22
                                                                       ---------      ---------
                                                                       ---------      ---------
Average common and common equivalent shares
 outstanding (in thousands). . . . . . . . . . . . . . . . . . .        26,374.4       26,342.7

                               See accompanying notes.

                         Amerin Corporation and Subsidiaries

                   Condensed Consolidated Statements of Cash Flows

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                ---------------------------
                                                                                    1997           1996
                                                                                -----------      ----------
                                                                                        (UNAUDITED)
                                                                                  (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $ 8,669        $   5,674
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Change in:
     Accrued investment income and premiums receivable. . . . . . . .                  731           (1,844)
     Loss reserves. . . . . . . . . . . . . . . . . . . . . . . . . .                3,758            3,128
     Unearned premiums. . . . . . . . . . . . . . . . . . . . . . . .                  (57)           1,185
     Accounts payable and accrued expenses. . . . . . . . . . . . . .               (1,529)            (954)
     Federal income taxes . . . . . . . . . . . . . . . . . . . . . .                2,791            1,551
Policy acquisition costs deferred . . . . . . . . . . . . . . . . . .               (2,360)          (1,812)
Policy acquisition costs amortized. . . . . . . . . . . . . . . . . .                2,395            1,789
Depreciation and other amortization . . . . . . . . . . . . . . . . .                  334              308
Realized investment losses (gains). . . . . . . . . . . . . . . . . .                   22              (45)
Other items, net. . . . . . . . . . . . . . . . . . . . . . . . . . .               (1,016)            (831)
                                                                                  --------          -------
Net cash provided by operating activities . . . . . . . . . . . . . .               13,738            8,149
                                                                                  --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of:
     Fixed maturity securities. . . . . . . . . . . . . . . . . . . .              (31,768)        (156,841)
     Property and equipment . . . . . . . . . . . . . . . . . . . . .                 (300)            (219)
Sale or maturity of:
     Fixed maturity securities. . . . . . . . . . . . . . . . . . . .                7,453           15,739
     Short-term investments, net. . . . . . . . . . . . . . . . . . .               11,189          132,614
     Property and equipment . . . . . . . . . . . . . . . . . . . . .                    1               --
                                                                                  --------          -------
Net cash used by investing activities   . . . . . . . . . . . . . . .              (13,425)          (8,707)
                                                                                  --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock. . . . . . . . . . . . . . . . . . . . . . .                  342               --
                                                                                  --------          -------
Net cash provided by financing activities . . . . . . . . . . . . . .                  342               --
                                                                                  --------          -------
Net increase (decrease) in cash and cash equivalents. . . . . . . . .                  655             (558)
Cash and cash equivalents at beginning of period. . . . . . . . . . .                1,176            1,054
                                                                                  --------          -------
Cash and cash equivalents at end of period. . . . . . . . . . . . . .               $1,831       $      496
                                                                                  --------          -------
                                                                                  --------          -------

                               See accompanying notes.

                         Amerin Corporation and Subsidiaries
                 Notes to Condensed Consolidated Financial Statements
                                    March 31, 1997
                                     (Unaudited)


1.   ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NET INCOME PER COMMON SHARE

Net income per share of common stock is determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents (dilutive stock options) outstanding. Fully diluted net income per share is equal to primary net income per share for the three months ended March 31, 1997 and 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of the Statement does not change primary earnings per share for the first quarters ended March 31, 1997 and 1996. The impact of Statement 128, if any, in the calculation of fully diluted earnings per share for these quarters is not expected to be material.

2.   INCOME TAXES

The provision for income taxes varies from the statutory federal income tax rate applied to income before income taxes principally due to tax exempt interest.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996. Net premiums written for the three months ended March 31, 1997 were $20.4 million compared to $13.3 million for the three months ended March 31, 1996, which represents a 53% increase. The increase was primarily attributable to growth in insurance in force and related renewal premiums of the Company's primary insurance subsidiary, Amerin Guaranty Corporation ("Amerin Guaranty"). Management believes that Amerin Guaranty was able to increase revenues due primarily to increased use by existing lenders of the Company's borrower-paid mortgage insurance, the addition of new, large lenders which began doing business with the Company during 1996 and increased sales of lender paid mortgage insurance. Amerin Guaranty's monthly premium plan represented 91.2% of new insurance written for the three months ended March 31, 1997 compared to 83.6% for the same period in 1996. Renewal premiums for the three months ended March 31, 1997 increased 81.5% from the comparable prior year period due primarily to the growth of insurance in force throughout 1996, as well as increased popularity of the monthly premium plan.

     Net premiums earned increased by $8.4 million to $20.5 million for the three months ended March 31, 1997 from $12.1 million for the three months ended March 31, 1996. This increase was primarily due to the increase in insurance written and in force in the 1997 period over the corresponding portion of the 1996 period.

     Net investment income of $4.5 million for the three months ended March 31, 1997 increased by $0.4 million (or 11%) over the same period in 1996 primarily due to investment of the proceeds of Amerin Guaranty's net operating cash flows over the course of 1996 and first quarter of 1997. Realized investment losses for the three months ended March 31, 1997 were $.02 million compared to realized investment gains of $0.04 million for the same period in 1996. This decrease reflected lower sales activity within the portfolio in order to maintain the Company's desired composition of the investment portfolio.

     Losses incurred in the three months ended March 31, 1997 were $6.6 million, compared to $4.0 million of losses incurred in the three months ended March 31, 1996, as a result of the aging of the Company's policies. Because of the Company's limited operating history, its loss experience is expected to significantly increase as its policies age further. Policy acquisition costs during the three months ended March 31, 1997 of $2.5 million increased by $0.6 million (or 30%) compared to the same period in 1996 principally due to the growth in the level of marketing and underwriting activity in connection with the increased production of new insurance written in the 1997 period compared to the prior year period. Underwriting and other expenses increased by $1.3 million (or 53%) for the three months ended March 31, 1997 over the same period in 1996 due to the increase in insurance in force and increases in various administrative and occupancy costs relating to growth in the Company's personnel as well as $0.5 million of expenses incurred in connection with the Company's secondary offering completed on February 13, 1997.

     The Company's effective tax rate was 29% in the three months ended March 31, 1997, compared to 28% in the same period in 1996. The effective tax rate for the first quarter of 1997 was below the statutory rate of 35%, principally reflecting the benefits of tax-exempt investment income.

     As a result of the foregoing factors, the Company had net income of $8.7 million for the three months ended March 31, 1997, compared to net income of $5.7 million for the same period in 1996.


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

     Amerin Guaranty generates substantial cash flows from operations as a result of premiums being received in advance of the time when claim payments are required. Cash flows generated from Amerin Guaranty's mortgage insurance operations totaled $14.1 million and $8.4 million for the first three months of 1997 and the first three months of 1996, respectively. These operating cash flows, along with that portion of the investment portfolio that is held in cash and highly liquid securities, are available towards the liquidity requirements of Amerin Guaranty. Amerin Guaranty's investment portfolio was $288.3 million at March 31, 1997 and $291.3 million at December 31, 1996.

     All of the Company's $317.1 million of fixed income securities at March 31, 1997 are rated "investment grade," which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2 or an S&P rating ranging from "AAA" to "BBB-."

     RISK TO CAPITAL RATIO. As a condition to maintenance of its claims-paying ratings, the total amount of insurance risk that may be written by Amerin Guaranty is limited to a multiple of 20 times its statutory capital (which includes the contingency reserve) less the carrying value of non-investment grade debt and tax and loss bonds and investments in affiliates, or such higher or lower multiple as is reasonably determined by the rating agency in its sole discretion. Amerin Guaranty has several alternatives available to control its risk to capital ratio, including obtaining capital contributions from the Company, purchasing reinsurance and reducing the amount of new business written. A material reduction in statutory capital, whether resulting from underwriting or investment losses or otherwise, or a disproportionate increase in risk in force, could increase the risk to capital ratio. An increase in the risk to capital ratio could limit Amerin Guaranty's ability to write new business (which in turn could materially adversely affect the Company's results of operations and prospects). At March 31, 1997 and December 31, 1996, Amerin Guaranty's risk to capital ratio was 14.3 to 1 and 13.3 to 1, respectively.

                             PART II.  OTHER INFORMATION


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


     No matters were submitted to a vote of holders of the Company's securities in the third quarter.



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


                                          AMERIN CORPORATION


Date:  May 13, 1997                    By:  /s/ GERALD L. FRIEDMAN
                                            --------------------------------
                                        Gerald L. Friedman
                                        Chairman of the Board and
                                        Chief Executive Officer




Date:  May 13, 1997                    By:  /s/ GEORGE G. FREUDENSTEIN
                                            --------------------------------

                                        George G. Freudenstein
                                        Senior Vice President, Chief Financial
                                        Officer and Chief Administrative Officer

                              INDEX TO EXHIBITS


Exhibit
 Number   Description of Document                                        Page
-------   ---------------------------------------------------------      ----
11        Statement Regarding Computation of Earnings Per Share.

27.1      Financial Data Schedule.