Form 10-Q
period 1997-06-30
AMERIN CORP
filed 1997-08-14
CIK 1001603

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                               _______________
                                  FORM 10-Q
                               _______________

            /x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended June 30, 1997

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

               Yes  x       No
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

               Yes          No
                   ---          ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding at August 1, 1997
         -----                              -----------------------------
    Voting Common Stock, $.01 per value               24,467,067
    Nonvoting Common Stock, $.01 per value             1,656,909

                                  AMERIN CORPORATION
                                  TABLE OF CONTENTS

                                                                     PAGE
                                                                     ----
PART I.  FINANCIAL INFORMATION

    ITEM 1.   Financial Statements:

         Condensed Consolidated Balance Sheets at
           June 30, 1997 (unaudited) and December 31, 1996 ............ 1

         Condensed Consolidated Statements of Operations for the
           Three and Six Month Periods Ended June 30, 1997 and 1996
           (unaudited)................................................. 2

         Condensed Consolidated Statements of Cash Flows for the
           Six Month Periods Ended June 30, 1997 and 1996 (unaudited).. 3

         Notes to Condensed Consolidated Financial Statements
           (unaudited)................................................. 4

    ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................... 5

PART II.  OTHER INFORMATION

    ITEM 6.   Exhibits and Reports on Form 8-K ........................ 8

                            PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         Amerin Corporation and Subsidiaries

                        Condensed Consolidated Balance Sheets


                                                                                JUNE 30,     DECEMBER 31,
                                                                                  1997           1996
                                                                               ----------    ------------
                                                                                      (UNAUDITED)
                                                                                (IN THOUSANDS OF DOLLARS)
ASSETS
Investments:
  Fixed maturities available-for-sale at fair value                            $  340,960     $  308,076
  Short-term investments                                                            6,972         20,717
                                                                               ----------     ----------
Total investments                                                                 347,932        328,793
Cash and cash equivalents                                                             696          1,176
Accrued investment income                                                           5,255          4,393
Premiums receivable                                                                 5,340          5,833
Deferred policy acquisition costs                                                   5,828          5,569
Leasehold improvements, furniture and equipment, at cost,
  net of accumulated depreciation                                                   6,163          4,368
Goodwill, net of accumulated amortization                                           2,208          2,282
Other intangibles, net of accumulated amortization                                    ---            156
Current income taxes                                                                  525            ---
Other assets                                                                        2,840          2,254
                                                                               ----------     ----------
Total assets                                                                   $  376,787     $  354,824
                                                                               ==========     ==========
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Liabilities:
  Unearned premiums                                                            $   20,648     $   20,525
  Loss reserves                                                                    24,004         18,730
  Current income taxes                                                                ---            111
  Deferred income taxes                                                             1,172            289
  Payable for securities                                                            5,921          9,677
  Accrued expenses and other liabilities                                            4,468          4,883
                                                                               ----------     ----------
  Total liabilities                                                                56,213         54,215

Common Stockholders' Equity:
  Voting Common Stock, $.01 par, 50,000,000 shares authorized,
    24,465,804 shares and 22,471,214 shares issued and
    outstanding in 1997 and 1996, respectively                                        244            225
  Nonvoting Common Stock, $.01 par, 50,000,000 shares
    authorized, 1,656,909 shares and 3,609,625 shares issued and
    outstanding in 1997 and 1996                                                       17             36
  Additional paid-in capital                                                      316,336        315,863
  Net unrealized investment gains                                                   1,330            222
  Retained earnings (deficit)                                                       2,647        (15,737)
                                                                               ----------     ----------
Total common stockholders' equity                                                 320,574        300,609
                                                                               ----------     ----------
    Total liabilities and common stockholders' equity                          $  376,787     $  354,824
                                                                               ==========     ==========

                            See accompanying notes.

                         Amerin Corporation and Subsidiaries

                   Condensed Consolidated Statements of Operations


                                                                  Three months ended            Six months ended
                                                                       June 30,                     June 30,
                                                                   1997          1996          1997          1996
                                                                   -----         ----          ----          ----
                                                                                     (unaudited)
                                                                 (in thousands of dollars, except per share data)
Revenues:
  Net premiums written................................          $ 21,913      $ 16,129      $ 42,337      $ 29,436
  Increase (decrease) in unearned premiums............               ---        (1,374)           67        (2,559)
                                                                --------      --------      --------      --------
  Net premiums earned.................................            21,913        14,755        42,404        26,877
  Net investment income...............................             4,590         4,082         9,073         8,123
  Realized investment gains (losses)..................                 7          (266)          (15)         (221)
                                                                --------      --------      --------      --------
Total revenues........................................            26,510        18,571        51,462        34,779

Expenses:
  Losses incurred.....................................             6,750         4,350        13,380         8,366
  Policy acquisition costs............................             2,755         2,157         5,294         4,111
  Underwriting and other expenses.....................             3,496         2,742         7,112         5,100
                                                                --------      --------      --------      --------
Total expenses........................................            13,001         9,249        25,786        17,577
                                                                --------      --------      --------      --------
Income before taxes...................................            13,509         9,322        25,676        17,202
Income taxes..........................................             3,794         2,611         7,292         4,817
                                                                --------      --------      --------      --------
Net income............................................          $  9,715      $  6,711      $ 18,384      $ 12,385
                                                                ========      ========      ========      ========
Net income per common share...........................          $   0.37      $   0.25      $   0.70      $   0.47
                                                                ========      ========      ========      ========
Average common and common equivalent shares
  outstanding (in thousands)..........................          26,457.7      26,344.6      26,415.7      26,345.0


                            See accompanying notes.

                      Amerin Corporation and Subsidiaries

                Condensed Consolidated Statements of Cash Flows


                                                                              Six months ended June 30,
                                                                                 1997           1996
                                                                                 ----           ----
                                                                                     (unaudited)
                                                                            (in the thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income..............................................................       $ 18,384       $ 12,385
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Change in:
    Accrued investment income and premiums receivable...................           (369)        (1,441)
    Loss reserves.......................................................          5,274          4,787
    Unearned premiums...................................................            123          2,559
    Accounts payable and accrued expenses...............................           (332)          (586)
    Federal income taxes................................................           (350)          (517)
Policy acquisition costs deferred.......................................         (5,270)        (4,011)
Policy acquisition costs amortized......................................          5,012          3,760
Depreciation and other amortization.....................................            693            561
Realized investment losses..............................................             15            221
Other items, net........................................................           (426)          (104)
                                                                               --------       --------
Net cash provided by operating activities...............................         22,754         17,614
                                                                               --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of:
  Fixed maturity securities............................................         (48,204)      (164,459)
  Property and equipment...............................................          (2,266)          (660)
Sale or maturity of:
  Fixed maturity securities............................................          13,009         21,713
  Short-term investments, net..........................................          13,746        125,960
  Property and equipment...............................................               7            ---
                                                                               --------       --------
Net cash used by investing activities..................................         (23,708)       (17,446)
                                                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock...............................................             474            278
                                                                               --------       --------
Net cash provided by financing activities..............................             474            278
                                                                               --------       --------
Net increase (decrease) in cash and cash equivalents...................            (480)           446
Cash and cash equivalents at beginning of period.......................           1,176          1,054
                                                                               --------       --------
Cash and cash equivalents at end of period.............................        $    696       $  1,500
                                                                               ========       ========

                             See accompanying notes.

                         Amerin Corporation and Subsidiaries
                 Notes to Condensed Consolidated Financial Statements
                                    June 30, 1997
                                     (Unaudited)


1.  ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NET INCOME PER COMMON SHARE

Net income per share of common stock is determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents (dilutive stock options) outstanding. Fully diluted net income per share is equal to primary net income per share for the three and six month periods ended June 30, 1997 and 1996.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of the Statement does not change primary earnings per share for the three and six month periods ended June 30, 1997 and 1996. The impact of Statement 128, if any, in the calculation of fully diluted earnings per share for these periods is not expected to be material.

NEW AUTHORITATIVE PRONOUNCEMENTS

In June 1997, FASB issued FASB Statement No. 130, "Reporting Comprehensive Income," which is effective for fiscal lyears beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive income will include net income and the change in unrealized gainsand losses on investments.

In June, 1997 FASB also issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for providing disclosures related to products and services, geographic areas, and major customers. Management has not determined the impact of this Standard.

2.  INCOME TAXES

The provision for income taxes varies from the statutory federal income tax rate applied to income before taxes principally due to tax exempt interest.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996. Net premiums written for the three months ended June 30, 1997 were $21.9 million compared to $16.1 million for the three months ended June 30,
1996, which represents a   36% increase.  The increase was primarily
attributable to growth in insurance in force and related renewal premiums of the Company's primary insurance subsidiary, Amerin Guaranty Corporation ("Amerin Guaranty"). Management believes that Amerin Guaranty was able to increase revenues due primarily to increased use by existing lenders of the Company's borrower-paid mortgage insurance, the addition of new, large lenders which began doing business with the Company during 1996 and increased sales of lender paid mortgage insurance. Amerin Guaranty's monthly premium plan represented 87.9% of new insurance written for the three months ended June 30, 1997 compared to 86.7% for the same period in 1996. Renewal premiums for the three months ended June 30, 1997 increased 52.1% from the comparable prior year period due primarily to the growth of insurance in force throughout 1996, as well as increased popularity of the monthly premium plan.

    Net premiums earned increased by $7.1 million to $21.9 million for the three months ended June 30, 1997 from $14.8 million for the three months ended June 30, 1997. This increase was primarily due to the increase in insurance written and in force in the 1997 period over the corresponding portion of the 1996 period.

    Net investment income of $4.6 million for the three months ended June 30, 1997 increased by $.5 (or 12%) over the same period in 1996 primarily due to investment of the proceeds of Amerin Guaranty's net operating cash flows over the course of 1996 and the first six months of 1997. Realized investment gains for the three months ended June 30, 1997 were $7,000 compared to realized investment losses of $.3 million for the same period in 1996.
The increase was due primarily to the sale in 1996 of a fixed income security with a low yield relative to the prevailing interest rate environment.

    Losses incurred in the three months ended June 30, 1997 were $6.8 million, compared to $4.4 million of losses incurred in the three months ended June 30, 1996, as a result of the aging of the Company's policies. Because of the Company's limited operating history, its loss experience is expected to significantly increase as its policies age further. Policy acquisition costs during the three months ended June 30, 1997 of $2.8 million increased by $0.6 million (or 28%) compared to the same period in 1996 principally due to the growth in the level of marketing and underwriting activity in connection with the increased production of new insurance written in the 1997 period compared to the prior year period. Underwriting and other expenses increased by $.7 million (or 27%) for the three months ended June 30, 1997 over the same period in 1996 due to the increase in insurance in force and increases in various administrative and occupancy costs relating to growth in the Company's personnel.

    The Company's effective tax rate was 28% in the three months ended June 30, 1997 and June 30, 1996. The effective tax rate for the second quarter of 1997 and 1996 was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income.

    As a result of the foregoing factors, the Company had net income of $9.7 million for the three months ended June 30, 1997, compared to net income of $6.7 million for the same period in 1996.

    SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30,
1996. Net premiums written for the six months ended June 30, 1997 were $42.3 million compared to $29.4 million for the six months ended June 30, 1996, which represents a 44% increase. The increase was largely attributable to a 65% increase in renewal premiums. Management believes that Amerin Guaranty was able to increase revenues due primarily to increased use by existing lenders of the Company's borrower-paid mortgage insurance, the addition of new, large lenders which began doing business with the Company in 1996 and increased sales of lender paid mortgage insurance. Amerin Guaranty's monthly premium plan represented 89.3% of new insurance written for the six months ended June 30, 1997 compared to 85.4% for the same period in 1996. Renewal premiums for the six months ended June 30, 1997 increased 65% from the comparable prior year period due primarily to the growth of insurance in force throughout 1996, as well as increased popularity of the monthly premium plan.

    Net premiums earned increased by $15.5 million to $42.4 million for the six months ended June 30, 1997 from $26.9 million for the six months ended June 30, 1996. This increase was primarily due to the increase in insurance written and in force in the 1997 period over the corresponding portion of the 1996 period.

    Net investment income of $9.1 million for the first six months of 1997 increased by $1.0 million (or 12%) over the first six months of 1996 primarily due to investment of the proceeds of Amerin Guaranty's net operating cash flows over the course of 1996 and the first six months of 1997. Realized investment losses for the first six months of 1997 were $.02 million compared to realized investment losses of $.2 million for the first six months of 1996. This decrease in realized losses was due primarily to the sale in 1996 of a fixed income security with a low yield relative to the prevailing interest rate environment, as well increased activity within the existing portfolio required to maintain the desired composition of the overall portfolio in accordance with the Company's investment strategy. As of June 30, for both 1997 and 1996, the yields to maturity in the investment portfolio were 5.7%, and the average durations of the investment portfolio were 6.4 years and 6.5 years, respectively.

    Losses incurred in the first six months of 1997 were $13.4 million , compared to $8.4 million of losses incurred in the first six months of 1996 as a result of the aging of the Company's policies. Because of the Company's limited operating history, its loss experience is expected to significantly increase as its policies age further. Policy acquisition costs during the first six months of 1997 of $5.3 million increased by $1.2 million (or 29%) compared to the first six months of 1996 principally due to the growth in the level of marketing and underwriting activity in connection with the increased production of new insurance written in the 1997 period compared to the prior year period. Underwriting and other expenses increased by $2.0 million (or 39%) for the first six months of 1997 over the first six months of 1996 due to the increase in insurance in force and increases in various administrative and occupancy costs relating to growth in the Company's personnel as well as $0.5 million expenses incurred in connection with the Company's secondary offering completed on February 13, 1997.

    The effective tax rate was 28% in the six months ended June 30, 1997 and 1996. The effective tax rate for the first six months of 1997 and 1996 was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income.

    As a result of the foregoing factors, the Company had net income of $18.4 million for the first six months of 1997, compared to net income of $12.4 million for the first six months of 1996.

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

    Amerin Guaranty generates substantial cash flows from operations as a result of premiums being received in advance of the time when claim payments are required. Cash flows generated from Amerin Guaranty's mortgage insurance operations totaled $28.3 million and $20.5 million for the first six months of 1997 and 1996, respectively. These operating cash flows, along with that portion of the investment portfolio that is held in cash and highly liquid securities, are available towards the liquidity requirements of Amerin Guaranty. Amerin Guaranty's investment portfolio was $306.5 million at June 30, 1997 and $291.3 million at December 31, 1996.

    All of the Company's $341.0 million of fixed income securities at June 30, 1997 are rated "investment grade," which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2 or an S&P rating ranging from "AAA" to "BBB-."

    RISK TO CAPITAL RATIO. As a condition to maintenance of its claims-paying ratings, the total amount of insurance risk that may be written by Amerin Guaranty is limited to a multiple of 20 times its statutory capital (which includes the contingency reserve) less the carrying value of non-investment grade debt and tax and loss bonds and investments in affiliates, or such higher or lower multiple as is reasonably determined by the rating agency in its sole discretion. Amerin Guaranty has several alternatives available to control its risk to capital ratio, including obtaining capital contributions from the Company, purchasing reinsurance and reducing the amount of new business written. A material reduction in statutory capital, whether resulting from underwriting or investment losses or otherwise, or a disproportionate increase in risk in force, could increase the risk to capital ratio. An increase in the risk to capital ratio could limit Amerin Guaranty's ability to write new business (which in turn could materially adversely affect the Company's results of operations and prospects). At June 30, 1997 and December 31, 1996, Amerin Guaranty's risk to capital ratio was 15.2 to 1 and 13.3 to 1, respectively.

                          PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    No matters were submitted to a vote of holders of the Company's securities in the second quarter.


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

                                  AMERIN CORPORATION


Date:  August 13, 1997            By: /s/ Gerald L. Friedman
                                     -----------------------------------------
                                     Gerald L. Friedman
                                     Chairman of the Board and
                                     Chief Executive Officer


Date:  August 13, 1997            By: /s/ George G. Freudenstein
                                     -----------------------------------------
                                     George G. Freudenstein
                                     Senior Vice President, Chief Financial
                                     Office and Chief Administrative Officer

                               INDEX TO EXHIBITS


Exhibit
Number        Description of Document                                     Page
-------       -----------------------                                     ----

11            Statement Regarding Computation of Earnings Per Share.
27.1          Financial Data Schedule.