Form 10-Q
period 1997-09-30
AMERIN CORP
filed 1997-11-14
CIK 1001603

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                               -------------------
                                    FORM 10-Q
                               -------------------

      /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1997

                                       OR

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
                                Yes       No
                                    ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at November 1, 1997
            -----                                -------------------------------
     Voting Common Stock, $.01 per value                  24,487,992
     Nonvoting Common Stock, $.01 per value                1,656,909

--------------------------------------------------------------------------------
                               AMERIN CORPORATION
                                TABLE OF CONTENTS
PAGE
----

PART I.  FINANCIAL INFORMATION

   ITEM 1.  Financial Statements:

      Condensed Consolidated Balance Sheets at
         September 30, 1997 (unaudited) and December 31, 1996. . . . . . .     1

      Condensed Consolidated Statements of Operations for the
         Three and Nine Month Periods Ended September 30, 1997 and
         1996 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . .     2

      Condensed Consolidated Statements of Cash Flows for the
         Nine Month Periods Ended September 30, 1997 and 1996
         (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

      Notes to Condensed Consolidated Financial Statements (unaudited) . .     4

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . . .     5

PART II.  OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .     8

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     Amerin Corporation and Subsidiaries

                    Condensed Consolidated Balance Sheets


                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                     1997                1996
                                                                 ------------        ------------
                                                                 (UNAUDITED)
                                                                    (IN THOUSANDS OF DOLLARS)
ASSETS
Investments: . . . . . . . . . . . . . . . . . . . . . . . .
   Fixed maturities available-for-sale at fair value . . . .     $  356,522          $  308,076
   Short-term investments. . . . . . . . . . . . . . . . . .          2,759              20,717
                                                                 ----------          ----------
Total investments. . . . . . . . . . . . . . . . . . . . . .        359,281             328,793
Cash and cash equivalents. . . . . . . . . . . . . . . . . .          5,194               1,176
Accrued investment income. . . . . . . . . . . . . . . . . .          5,201               4,393
Premiums receivable. . . . . . . . . . . . . . . . . . . . .          5,143               5,833
Deferred policy acquisition costs. . . . . . . . . . . . . .          6,759               5,569
Leasehold improvements, furniture and equipment, at cost,
   net of accumulated depreciation . . . . . . . . . . . . .          7,336               4,368
Goodwill, net of accumulated amortization. . . . . . . . . .          2,170               2,282
Other intangibles, net of accumulated amortization . . . . .            ---                 156
Other assets . . . . . . . . . . . . . . . . . . . . . . . .          3,550               2,254
                                                                 ----------          ----------
Total assets . . . . . . . . . . . . . . . . . . . . . . . .     $  394,634          $  354,824
                                                                 ----------          ----------
                                                                 ----------          ----------

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Liabilities:
   Unearned premiums . . . . . . . . . . . . . . . . . . . .     $   24,098          $   20,525
   Loss reserves . . . . . . . . . . . . . . . . . . . . . .         27,079              18,730
   Current income taxes. . . . . . . . . . . . . . . . . . .            604                 111
   Deferred income taxes . . . . . . . . . . . . . . . . . .          3,173                 289
   Payable for securities. . . . . . . . . . . . . . . . . .            ---               9,677
   Accrued expenses and other liabilities. . . . . . . . . .          4,213               4,883
                                                                 ----------          ----------
   Total liabilities . . . . . . . . . . . . . . . . . . . .         59,167              54,215

Common Stockholders' Equity:
   Voting Common Stock, $.01 par, 50,000,000 shares
      authorized, 24,487,992 shares and 22,471,214 shares
      issued and outstanding in 1997 and 1996,
      respectively . . . . . . . . . . . . . . . . . . . . .            245                 225
   Nonvoting Common Stock, $.01 par, 50,000,000 shares
      authorized, 1,656,909 shares and 3,609,625 shares
      issued and outstanding in 1997 and 1996. . . . . . . .             17                  36
   Additional paid-in capital. . . . . . . . . . . . . . . .        316,624             315,863
   Net unrealized investment gains . . . . . . . . . . . . .          5,405                 222
   Retained earnings (deficit) . . . . . . . . . . . . . . .         13,176             (15,737)
                                                                 ----------          ----------
Total common stockholders' equity. . . . . . . . . . . . . .        335,467             300,609
                                                                 ----------          ----------
   Total liabilities and common stockholders' equity . . . .     $  394,634          $  354,824
                                                                 ----------          ----------
                                                                 ----------          ----------


                           See accompanying notes.

                     Amerin Corporation and Subsidiaries

               Condensed Consolidated Statements of Operations



                                                         Three months ended             Nine months ended
                                                            September 30,                 September 30,
                                                         1997           1996           1997           1996
                                                         ----           ----           ----           ----
                                                                            (unaudited)
                                                          (in thousands of dollars, except per share data)
Revenues:
   Net premiums written . . . . . . . . . . . . .      $  26,241      $  20,552      $  68,578      $  49,988
   Increase in unearned premiums. . . . . . . . .         (2,240)        (3,872)        (2,173)        (6,431)
                                                       ---------      ---------      ---------      ---------
   Net premiums earned. . . . . . . . . . . . . .         24,001         16,680         66,405         43,557
   Net investment income. . . . . . . . . . . . .          4,698          4,278         13,771         12,401
   Realized investment gains (losses) . . . . . .             77             88             62           (133)
                                                       ---------      ---------      ---------      ---------
Total revenues . . . . . . . . . . . . . . . . . .        28,776         21,046         80,238         55,825

Expenses:
   Losses incurred. . . . . . . . . . . . . . . .          7,681          5,592         21,061         13,958
   Policy acquisition costs.. . . . . . . . . . .          2,629          2,009          7,923          6,120
   Underwriting and other expenses. . . . . . . .          3,800          2,765         10,912          7,865
                                                       ---------      ---------      ---------      ---------
Total expenses . . . . . . . . . . . . . . . . . .        14,110         10,366         39,896         27,943
                                                       ---------      ---------      ---------      ---------
Income before taxes. . . . . . . . . . . . . . . .        14,666         10,680         40,342         27,882
Income taxes . . . . . . . . . . . . . . . . . . .         4,137          3,092         11,429          7,909
                                                       ---------      ---------      ---------      ---------
Net income . . . . . . . . . . . . . . . . . . . .     $  10,529      $   7,588      $  28,913      $  19,973
                                                       ---------      ---------      ---------      ---------
                                                       ---------      ---------      ---------      ---------

Net income per common share. . . . . . . . . . . .     $    0.40      $    0.29      $    1.09      $    0.76
                                                       ---------      ---------      ---------      ---------
Average common and common equivalent shares
  outstanding. . . . . . . . . . . . . . . . . . .      26,643.4       26,351.0       26,557.1       26,348.8


                           See accompanying notes.

                       Amerin Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows


                                                                  Nine months ended September 30
                                                                  ------------------------------
                                                                     1997                1996
                                                                  ----------          ----------
                                                                            (unaudited)
                                                                   (in the thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income . . . . . . . . . . . . . . . . . . . . . . . . .      $  28,913           $  19,973
Adjustments to reconcile net income to net cash
    provided by operating activities:
   Change in:
      Accrued investment income and premiums receivable. . .           (118)             (4,387)
      Loss reserves. . . . . . . . . . . . . . . . . . . . .          8,349               8,283
      Unearned premiums. . . . . . . . . . . . . . . . . . .          3,574               6,431
      Accounts payable and accrued expenses. . . . . . . . .           (437)                 46
      Federal income taxes . . . . . . . . . . . . . . . . .            586                 (43)
Policy acquisition costs deferred. . . . . . . . . . . . . .         (8,999)             (6,349)
Policy acquisition costs amortized . . . . . . . . . . . . .          7,810               5,629
Depreciation and other amortization. . . . . . . . . . . . .          1,039                 854
Realized investment (gains) losses . . . . . . . . . . . . .            (62)                133
Other items, net . . . . . . . . . . . . . . . . . . . . . .           (956)                199
                                                                  ---------           ---------
Net cash provided by operating activities. . . . . . . . . .         39,699              30,769
                                                                  ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of:
   Fixed maturity securities . . . . . . . . . . . . . . . .        (79,406)           (178,445)
   Property and equipment. . . . . . . . . . . . . . . . . .         (3,854)               (787)
Sale or maturity of:
   Fixed maturity securities . . . . . . . . . . . . . . . .         28,882              27,469
   Short-term investments, net . . . . . . . . . . . . . . .         17,958             120,269
   Property and equipment. . . . . . . . . . . . . . . . . .              7                 ---
                                                                  ---------           ---------
Net cash used by investing activities. . . . . . . . . . . .        (36,413)            (31,494)
                                                                  ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock . . . . . . . . . . . . . . . . . .            732                 408
                                                                  ---------           ---------
Net cash provided by financing activities. . . . . . . . . .            732                 408
                                                                  ---------           ---------
Net increase (decrease) in cash and cash equivalents . . . .          4,018                (317)
Cash and cash equivalents at beginning of period . . . . . .          1,176               1,054
                                                                  ---------           ---------
Cash and cash equivalents at end of period . . . . . . . . .       $  5,194              $  737
                                                                  ---------           ---------
                                                                  ---------           ---------


                           See accompanying notes.

                     Amerin Corporation and Subsidiaries
            Notes to Condensed Consolidated Financial Statements
                             September 30, 1997
                                 (Unaudited)

1.   ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NET INCOME PER COMMON SHARE

Net income per share of common stock is determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents (dilutive stock options) outstanding. Fully diluted net income per share is equal to primary net income per share for the three and nine month periods ended September 30, 1997 and 1996.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of the Statement does not change primary earnings per share for the three and nine month periods ended September 30, 1997 and 1996. The impact of Statement 128, if any, in the calculation of fully diluted earnings per share for these periods is not expected to be material.

NEW AUTHORITATIVE PRONOUNCEMENT

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive income will include net income and the change in unrealized investment gains and losses.

2.   INCOME TAXES

The provision for income taxes varies from the statutory federal income tax rate applied to income before taxes principally due to tax exempt interest.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996. Net premiums written for the three months ended September 30, 1997 were $26.2 million compared to $20.6 million for the three months ended September 30, 1996, which represents a 28% increase. The increase was primarily attributable to growth in insurance in force and related renewal premiums of the Company's primary insurance subsidiary, Amerin Guaranty Corporation ("Amerin Guaranty"). Management believes that Amerin Guaranty was able to increase revenues due primarily to increased use by existing lenders of the Company's borrower-paid mortgage insurance, the addition of new, large lenders which began doing business with the Company during 1996 and increased sales of lender paid mortgage insurance. Amerin Guaranty's monthly premium plan represented 84.2% of new insurance written for the three months ended September 30, 1997 compared to 85.7% for the same period in 1996. Renewal premiums for the three months ended September 30, 1997 increased 38.4% from the comparable prior year period due primarily to the growth of insurance in force throughout 1996.

     Net premiums earned increased by $7.3 million to $24.0 million for the three months ended September 30, 1997 from $16.7 million for the three months ended September 30, 1996. This increase was primarily due to the increase in insurance written and in force in the 1997 period over the corresponding portion of the 1996 period.

     Net investment income of $4.7 million for the three months ended September 30, 1997 increased by $.4 (or 10%) over the same period in 1996 primarily due to investment of the proceeds of Amerin Guaranty's net operating cash flows over the course of 1996 and the first nine months of 1997. Realized investment gains for the three months ended September 30, 1997 were $77,000 compared to $88,000 for the same period in 1996.

     Losses incurred in the three months ended September 30, 1997 were $7.7 million, compared to $5.6 million of losses incurred in the three months ended September 30, 1996, as a result of the aging of the Company's policies. Because of the Company's limited operating history, its loss experience is expected to significantly increase as its policies age further. Policy acquisition costs during the three months ended September 30, 1997 of $2.6 million increased by $0.6 million (or 31%) compared to the same period in 1996 principally due to the growth in the level of marketing and underwriting activity. Underwriting and other expenses increased by $1.0 million (or 37%) for the three months ended September 30, 1997 over the same period in 1996 due to the increase in insurance in force and increases in various administrative and occupancy costs relating to growth in the Company's personnel.

     The Company's effective tax rate was 28% in the three months ended September 30, 1997 compared to 29% for the same period in 1996. The effective tax rate for the third quarter of 1997 and 1996 was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income.

     As a result of the foregoing factors, the Company had net income of $10.5 million for the three months ended September 30, 1997, compared to net income of $7.6 million for the same period in 1996.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996. Net premiums written for the nine months ended September 30, 1997 were $68.6 million compared to $50.0 million for the nine months ended September 30, 1996, which represents a 37% increase. The increase was largely attributable to a 54% increase in renewal premiums. Management believes that Amerin Guaranty was able to increase revenues due primarily to increased use by existing lenders of the Company's borrower-paid mortgage insurance, the addition of new, large lenders which began doing business with the Company in 1996 and increased sales of lender paid mortgage insurance. Amerin Guaranty's monthly premium plan represented 87% of new insurance written for the nine months ended September 30, 1997 compared to 86% for the same period in 1996. Renewal premiums for the nine months ended September 30, 1997 increased 54% from the comparable prior year period due primarily to the growth of insurance in force throughout 1996.

     Net premiums earned increased by $22.8 million to $66.4 million for the nine months ended September 30, 1997 from $43.6 million for the nine months ended September 30, 1996. This increase was primarily due to the increase in insurance written and in force in the 1997 period over the corresponding portion of the 1996 period.

     Net investment income of $13.8 million for the first nine months of 1997 increased by $1.4 million (or 11%) over the first nine months of 1996 primarily due to investment of the proceeds of Amerin Guaranty's net operating cash flows over the course of 1996 and the first nine months of 1997. Realized investment gains for the first nine months of 1997 were $62,000 compared to realized investment losses of $133,000 for the first nine months of 1996. This increase was due primarily to the sale in 1997 of fixed income securities with a high yield relative to the prevailing interest rate environment, as well as increased activity within the existing portfolio required to maintain the desired composition of the overall portfolio in accordance with the Company's investment strategy. As of September 30, the yields to maturity in the investment portfolio were 5.7% for 1997 and 5.8% for 1996, and the average durations of the investment portfolio were 6.4 years and 6.5 years, respectively.

     Losses incurred in the first nine months of 1997 were $21.1 million, compared to $14.0 million of losses incurred in the first nine months of 1996 as a result of the aging of the Company's policies. Because of the Company's limited operating history, its loss experience is expected to significantly increase as its policies age further. Policy acquisition costs during the first nine months of 1997 of $7.9 million increased by $1.8 million (or 29%) compared to the first nine months of 1996 principally due to the growth in the level of marketing and underwriting activity. Underwriting and other expenses increased by $3.0 million (or 39%) for the first nine months of 1997 over the first nine months of 1996 due to the increase in insurance in force and increases in various administrative and occupancy costs relating to growth in the Company's personnel as well as $0.5 million of expenses incurred in connection with the Company's secondary offering completed on February 13, 1997.

     The effective tax rate was 28% in the nine months ended September 30, 1997 and 1996. The effective tax rate for the first nine months of 1997 and 1996 was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income.

     As a result of the foregoing factors, the Company had net income of $28.9 million for the first nine months of 1997, compared to net income of $20.0 million for the first nine months of 1996.

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

     Amerin Guaranty generates substantial cash flows from operations as a result of premiums being received in advance of the time when claim payments are required. Cash flows generated from Amerin Guaranty's mortgage insurance operations totaled $46.2 million and $34.3 million for the first nine months of 1997 and 1996, respectively. These operating cash flows, along with that portion of the investment portfolio that is held in cash and highly liquid securities, are available towards the liquidity requirements of Amerin Guaranty. Amerin Guaranty's investment portfolio was $318.5 million at September 30, 1997 and $291.3 million at December 31, 1996.

     All of the Company's $356.5 million of fixed income securities at September 30, 1997 are rated "investment grade," which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2 or an S&P rating ranging from "AAA" to "BBB-."

     RISK TO CAPITAL RATIO. As a condition to maintenance of its claims-paying ratings, the total amount of insurance risk that may be written by Amerin Guaranty is limited to a multiple of 20 times its statutory capital (which includes the contingency reserve) less the carrying value of non-investment grade debt and tax and loss bonds and investments in affiliates, or such higher or lower multiple as is reasonably determined by the rating agency in its sole discretion. Amerin Guaranty has several alternatives available to control its risk to capital ratio, including obtaining capital contributions from the Company, purchasing reinsurance and reducing the amount of new business written. A material reduction in statutory capital, whether resulting from underwriting or investment losses or otherwise, or a disproportionate increase in risk in force, could increase the risk to capital ratio. An increase in the risk to capital ratio could limit Amerin Guaranty's ability to write new business (which in turn could materially adversely affect the Company's results of operations and prospects). At September 30, 1997 and December 31, 1996, Amerin Guaranty's risk to capital ratio was 16.0 to 1 and 13.3 to 1, respectively.

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


                                            AMERIN CORPORATION


Date:  November 13, 1997             By:/s/ Gerald L. Friedman
                                        ----------------------------------------
                                        Gerald L. Friedman
                                        Chairman of the Board and
                                        Chief Executive Officer




Date:  November 13, 1997             By:/s/ David I. Vickers
                                        ----------------------------------------
                                        David I. Vickers
                                        Senior Vice President, Chief Financial
                                        Officer

                              INDEX TO EXHIBITS


     Exhibit
     Number      Description of Document                                   Page
     -------     -----------------------                                   ----
       11        Statement Regarding Computation of Earnings Per Share.
     27.1        Financial Data Schedule.