Form 10-K
period 1997-12-31
AMERIN CORP
filed 1998-03-31
CIK 1001603

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                           FORM 10-K

(Mark One)    Annual Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

 /x/          For the fiscal year ended December 31, 1997

                               OR

 / /      Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934  ______________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the Registrant's voting stock held by non-affiliates on March 16, 1998, based on the closing price of said stock on the Nasdaq National Market on such date $27.00: 588,113,784

As of March 16, 1998, 24,584,851 shares of the Common Stock, $.01 par value, and 1,656,909 shares of the Nonvoting Common Stock, $.01 par value, of the Registrant were outstanding.

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

Amerin Guaranty's claims-paying ability is rated "Aa3" by Moody's Investors Service, Inc. ("Moody's"), "AA" by Standard & Poor's Corporation ("S&P"), and "AA" by Fitch Investors Services, L.P. ("Fitch"). Amerin Guaranty commenced writing insurance in April 1993.

The Company is a Delaware corporation. Its office is located at 200 East Randolph Drive, 49th Floor, Chicago, Illinois 60601-7125 (telephone number
(312) 540-0078).

PRODUCTS

Primary mortgage insurance provides mortgage default protection on individual loans and covers unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure (collectively, the "claim amount"). The insurer generally pays the coverage percentage of the claim amount specified in the primary policy, but has the option to pay 100% of the claim amount and acquire title to the property. The claim amount averages approximately 115% of the unpaid principal balance of the loan. Primary insurance generally applies to owner-occupied, first mortgage loans on one-to-four family homes, including condominiums. Primary coverage can be used on any type of residential mortgage loan instrument approved by the mortgage insurer. References in this document to amounts of insurance written or in force, risk written or in force and other historical data related to Amerin's insurance refer only to direct (before giving effect to reinsurance) primary insurance, unless otherwise indicated.

Amerin Guaranty offers two kinds of primary insurance. The majority of Amerin Guaranty's primary insurance is written in the form of borrower paid mortgage insurance ("BPMI"), whereby mortgage insurance premiums are charged to the borrower by the mortgage lender or loan servicer, which in turn remits the premiums to the mortgage insurer. Amerin Guaranty offers comparable mortgage insurance coverage in the form of lender paid mortgage insurance ("LPMI"), whereby mortgage insurance premiums are charged to the mortgage lender or loan servicer, which pays the premiums to the mortgage insurer. See "Certain Legal Matters Relating to Lender Paid Mortgage Insurance." Amerin Guaranty offers a program known as the Award Plus Plan to lenders utilizing LPMI. Under the Award Plus Plan, the lender is charged lower premium rates for loans insured and, based on performance of such loans over an extended period of time, is entitled to receive cash awards from, or required to pay cash surcharges to, Amerin Guaranty with respect to such loans.

The following table shows Amerin Guaranty's direct insurance in force and net (after giving effect to applicable reinsurance) primary risk in force as of the dates indicated:


                  PRIMARY INSURANCE AND RISK IN FORCE

                                             Years ended December 31,
                                    -------------------------------------------------
                                           1997            1996             1995
                                    -------------------------------------------------
                                              (in millions of dollars)
Direct Primary
Insurance In Force ................      $20,394         $14,777           $8,262
Direct Primary
Risk In Force......................       $5,149           3,671            1,989

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

Because maintenance of coverage is linked to LTV, coverage tends to be canceled earlier in areas which are experiencing housing price appreciation and to continue in force longer in areas experiencing housing price depreciation. These two factors, which may be exacerbated during periods of heavy mortgage refinancing, may result in an increase in the percentage of an insurer's portfolio comprised of loans in economically weak areas. The following table shows the percentage of new insurance written representing refinances in the last two years:

                    PERCENTAGES OF PRIMARY RISK WRITTEN

                                                         1997           1996
                                                         ----           ----
Purchase Loans                                           83.8%          86.4%
Refinance Loans                                          16.2%          13.6%

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

Amerin Guaranty has three basic types of premium payment plans. The most popular is a monthly premium plan under which only one or two months premium is paid at the mortgage loan closing, and thereafter premiums are remitted on a monthly basis to Amerin Guaranty. Based on the rapid market acceptance of monthly premium plans, the Company expects that such percentage will remain at this level or continue to increase slightly. The second type of premium payment plan is an annual premium plan in which a first-year premium is paid at the mortgage loan closing and annual renewal payments are paid thereafter. Renewal payments generally are (i) collected monthly from the borrower along with the mortgage payment and held in escrow by the loan servicer or (ii) reserved by the loan servicer for annual remittance to Amerin Guaranty in advance of each renewal year. The third type of premium payment plan is a single premium plan that involves a lump-sum payment at the loan closing. The single premium can be financed by the borrower by adding it to the principal amount of the mortgage. Premiums written under any of these plans may be either non-refundable or refundable if the coverage is canceled by the insured lender (which generally occurs when the loan is repaid or the LTV is less than 80% as a result of loan amortization and/or property appreciation).

The following table sets forth the dollar amounts and percentages of new insurance written represented by each of the three premium plans in 1997 and 1996:

                 NEW PRIMARY INSURANCE WRITTEN

                                      1997                       1996
                                      ----                       ----
                                       (in millions of dollars)
Monthly premium plan            $6,879     87.7%          $6,671        86.6%
Annual premium plan                856     10.9              867        11.2
Single premium plan                107      1.4              167         2.2
                                ------    -----           ------      ------
Total                           $7,842    100.0%          $7,705      100.0%
                                ======    =====           ======      ======

In addition to primary insurance, Amerin Guaranty also provides a limited amount of "pool" insurance. Amerin Guaranty offers pool insurance on a selective basis to address the needs of certain customers under specific circumstances. Pool insurance is generally used as an additional credit enhancement for certain secondary market mortgage transactions. Pool insurance generally covers a designated pool of mortgage loans rather than individual loans, and provides for the payment of the loss on any defaulted mortgage loan in the pool which exceeds the sum of the net proceeds of the ultimate disposition of the underlying property and the claim payment under any applicable primary insurance policy, up to a stated aggregate loss limit. At December 31, 1997, Amerin Guaranty pool insurance in force was $738 million, representing $7 million of risk in force.

Amerin Guaranty provided contract underwriting services to certain lenders on a limited basis during 1997. Amerin Guaranty anticipates expanding the level of contract underwriting services in 1998 and has established a regional underwriting facility pursuant to a short term lease.

CUSTOMERS

Amerin Guaranty's customers are mortgage originators. Mortgage originators include mortgage bankers, savings institutions, commercial banks and other mortgage lenders. Amerin Guaranty is dependent on a small number of lenders for a substantial majority of its business. Amerin Guaranty's largest 10 customers were responsible for 85.2%, 84.2% and 85.8% of the Company's net premiums written for 1997, 1996 and 1995, respectively. Amerin Guaranty's three largest customers (including branches and affiliates of such customers) in 1997 were Norwest Mortgage, Inc., Countrywide Home Loans and Bank of America which accounted for 42.0%, 18.9% and 7.9%, respectively, of the Company's net premiums written for 1997. Amerin Guaranty's three largest customers (including branches and affiliates of such customers) in 1996 were Norwest Mortgage, Inc., Countrywide Home Loans and Bank of America which accounted for 41.9%, 19.2% and 10.6%, respectively, of the Company's net premiums written for 1996.

To obtain primary insurance from Amerin Guaranty, a mortgage lender must first apply for and receive a master policy from Amerin Guaranty. Through December 31, 1997 Amerin Guaranty had done business with 105 master policyholders, of which it considered 55 to be active master policyholders (lenders which had submitted applications for insurance within the preceding 90 days, excluding branches, affiliates and companies acquired or merged into other lenders).

SALES AND MARKETING AND COMPETITION

     SALES AND MARKETING

Amerin Guaranty sells its insurance products through its own employees, located throughout the United States. At December 31, 1997, Amerin Guaranty had a total of 42 sales and marketing employees, 17 of which work in Amerin Guaranty's office in Chicago, Illinois.

     COMPETITION

The U.S. private mortgage insurance industry consists of nine active mortgage insurers. Amerin Guaranty is the seventh largest private mortgage insurer in the United States, based on new primary insurance written in 1997. General Electric Mortgage Insurance Corporation ("GEMICO"), an affiliate of General Electric Capital Corporation, and United Guaranty Residential Insurance Company ("UGC"), an affiliate of American International Group, Inc., have higher claims-paying ability ratings from Moody's, Fitch, and S&P than Amerin Guaranty, principally based on having definitive capital support agreements from affiliated companies and, as a result, they may have greater access to capital resources than Amerin Guaranty.

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

Amerin Guaranty and other private mortgage insurers also compete directly with federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration ("FHA") and, to a lesser degree, the Veterans Administration ("VA"). These agencies sponsor government-backed mortgage insurance programs which, according to data from HUD, VA and Inside Mortgage Finance, accounted for 43.1%, 42.8% and 36.1% of all loans insured by the FHA, VA or by private mortgage insurers in 1997, 1996 and 1995, respectively. Management believes that the market share of private mortgage insurers relative to the FHA and VA is influenced by factors including: (i) the percentage of loans exceeding the FHA and VA limits, which has generally increased over time but may be reduced by increases in the FHA and VA limits; (ii) the percentage of high-LTV borrowers making down payments of 5% or more, at which levels private mortgage insurance has generally been more cost-effective than FHA borrowing; (iii) the number of borrowers eligible for VA insurance, which has recently been increased to include members of the National Guard and Reserves with at least six years' service; (iv) the level of refinancing activity (beginning in 1992, the FHA ceased charging renewal premiums on FHA refinancings of FHA loans, which made such refinancings relatively attractive) and (v) the relative attractiveness of FHA and privately insured mortgage products in various market conditions.

Management believes that the introduction of the monthly premium product and lender paid mortgage insurance has increased the competitiveness of the private mortgage insurers versus the FHA and VA by spreading the initial premium over a 12-month period and thereby lowering the borrower's closing costs.

In addition to competition from federal agencies, Amerin Guaranty and other private mortgage insurers face competition from state-supported mortgage insurance funds. As of December 31, 1997, several states (including California, Connecticut, Maryland, Massachusetts, New York and Vermont) have state housing insurance funds which are either independent agencies or affiliated with state housing agencies.

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

         FEDERAL GOVERNMENT AND PRIVATE MORTGAGE INSURANCE MARKET SHARE


                                                        Years ended December 31,
                                                 ----------------------------------------
                                                    1997           1996           1995
                                                 ---------      ---------      ----------
FHA/VA ...................................          43.1%          42.8%          36.1%
Private mortgage insurance...............           56.9           57.2           63.9
                                                 ---------      ---------      ----------
                                                   100.0%         100.0%         100.0%
                                                 =========      =========      ==========

________________
Sources: INSIDE MORTGAGE FINANCE and the Mortgage Insurance Companies of
America.

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

OVERVIEW OF DIRECT RISK IN FORCE

The Company believes that the risk of a claim on a low down payment mortgage loan is principally a function of the following factors: (i) economic conditions in the geographic market in which the property is located; (ii) the credit quality of the borrower; (iii) the LTV; (iv) the type of loan instrument (for example, whether the loan is a fixed rate mortgage or is an adjustable rate mortgage -"ARM"); (v) the purpose for which the loan is made (for example, a primary residence or a vacation home) and (vi) the underwriting practices of the lender originating the loan. Beginning in the second half of 1994, because of, among other factors, overcapacity in the home mortgage lending industry, increased competition among home mortgage lenders to expand their markets, particularly in response to affordable housing initiatives, and higher mortgage interest rates that prevailed through most of the first quarter of 1995, a higher proportion of new insurance written by the mortgage insurance industry generally contained factors (including reduced borrower credit quality and higher risk loan instruments) indicating a higher risk profile. Such higher risk loan instruments include loans with loan-to-value ratios of 95% ("95s"), ARMs, ARM 95s, ARMs with potential negative amortization, and mortgages with original loan amounts in excess of $214,600.

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

The following table reflects certain characteristics of Amerin Guaranty's primary risk in force (as determined on the basis of information available on the date of mortgage insurance) by the categories and as of the dates indicated:


                                                 CHARACTERISTICS OF PRIMARY RISK IN FORCE

                                                                    December 31,
                                                         ------------------------------------------
                                                             1997           1996           1995
                                                         -----------      ------------   ----------
                                                         (in millions of dollars except percentages)

 DIRECT RISK IN FORCE:                                    $5,148.9       $3,671.0       $1,989.4
 LENDER CONCENTRATION:
    Top 3 lenders(1).....................................    69.3%          70.5%          70.8%
    Top 10 lenders(1)....................................    85.6%          87.4%          86.8%
 LTV:
    97s..................................................     0.7%           0.2%           0.1%
    95s..................................................    49.1%          48.8%          50.6%
    90s(2)...............................................    45.8%          46.7%          45.3%
    85s and below........................................     4.4%           4.3%           4.0%

 AVERAGE COVERAGE PERCENTAGE:                                25.2%          24.8%          24.1%

 LOAN TYPE:
    Fixed(3).............................................    80.1%          77.7%          72.3%
    ARMs.................................................     8.6%          11.4%          18.5%
    ARMs with potential negative amortization............     0.4%           0.6%           1.2%
    Fixed/Adjustable(4)..................................     6.4%           5.4%           5.2%
    Balloon..............................................     3.9%           4.6%           2.6%
    Other................................................     0.6%           0.3%           0.3%
 MORTGAGE TERM:
    15 years and under...................................     2.5%           2.5%           2.3%
    Over 15 years........................................    97.5%          97.5%          97.7%
 PROPERTY TYPE:
    Single family detached...............................    94.4%          94.5%          94.5%
    Condominium..........................................     4.7%           4.5%           4.3%
    Other(5).............................................     0.9%           1.0%           1.2%
 OCCUPANCY STATUS:
    Primary residence....................................    98.9%          99.2%          99.6%
    Second home..........................................     1.1%           0.8%           0.4%
    Non-owner occupied...................................      --%            --%            --%

LOAN AMOUNT:
 $100,000 or less........................................    21.5%          22.7%          24.0%
 Over $100,000 to $155,250(6)............................    38.4%          38.3%          37.6%
 Over $155,250 to $214,600(6)(7).........................    27.5%          26.5%          25.2%
 Over $214,600 to $250,000(7)............................     4.7%           7.2%           5.9%
 Over $250,000...........................................     8.0%           7.8%           8.0%
______________________

  (1) Based on original application volume.

  (2) For the purposes of applying underwriting standards and determining premiums, Amerin Guaranty considers loans under which the borrower makes a down payment of at least 10% and finances the mortgage insurance premium as part of the loan (resulting in a final LTV over 90%) to be 90s. Such loans are classified as 95s in the above table, and are so classified by Fannie Mae. At December 31, 1997, .7% of Amerin Guaranty's risk in force consisted of these types of loans.
  (3) Fixed rate loans with temporary buydowns are included as fixed loans.
  (4) Loans with fixed interest rates for the first five years or more
      (and adjustable rates thereafter).
  (5) Includes two-to-four unit dwellings.
  (6) The maximum individual loan amount that the FHA could insure was set at $152,363 in the third quarter of 1994 and increased to $155,250 in the first quarter of 1996.
  (7) The maximum individual loan amount for single unit properties eligible for purchase by Fannie Mae and Freddie Mac was $207,000 for 1995 and 1996, and $214,600 for 1997. This limit has been increased to $227,150 for 1998.

GEOGRAPHIC DISPERSION

Amerin Guaranty's long-term strategy is to diversify the geographic mix of its portfolio to approximate the national distribution of high LTV loans. Amerin Guaranty seeks to implement this strategy by focusing its marketing efforts on high quality national and selected regional lenders to balance the geographic mix of its new business. In 1994, Amerin developed a high concentration of business in California, with 45.9% of that year's new insurance written in the state. This concentration resulted from greater early market penetration by Amerin Guaranty of lenders active in California relative to other regions. Amerin achieved greater market share in other regions in 1995, 1996 and 1997, and the percentages of new insurance written in California in 1995, 1996 and 1997 were reduced to 27.0%, 20.5% and 19.4%, respectively. As a result, management expects that the proportion of Amerin Guaranty's risk in force in California will continue to decline.

The following table reflects the percentages of primary risk in force at the dates indicated for each of Amerin Guaranty's top 10 states and top 10 Metropolitan Statistical Areas ("MSAs"):


                                                             Primary Risk in Force
                                             -------------------------------------------------
                                                                    December 31,
                                             -------------------------------------------------
                                                   1997              1996             1995
                                             ---------------   ---------------    ------------
     TOP 10 STATES
     California ............................      22.8%              25.4%           31.1%
     Texas..................................       6.1%               5.4%            4.3%
     Florida................................       5.4%               5.0%            4.6%
     Illinois...............................       4.4%               4.0%            3.5%
     New York...............................       3.7%               3.5%            3.4%
     Minnesota..............................       3.4%               3.4%            2.7%
     Colorado...............................       3.4%               3.3%            3.3%




     Pennsylvania...........................       3.3%               2.9%            2.5%
     Massachusetts..........................       3.2%               3.5%            3.4%
     New Jersey.............................       3.1%                *               *
     Arizona................................        *                 2.9%            3.3%
                                                -------             ------          ------
       Top 10 total.........................      58.8%              59.3%           62.1%

     TOP 10 MSAs
     Los Angeles............................       6.2%               7.0%            9.0%
     Chicago................................       3.5%               3.2%            2.7%
     Orange County..........................       2.9%               3.2%            4.2%
     Washington, D.C. ......................       2.6%               2.3%            1.9%
     Minneapolis............................       2.3%               2.3%            1.7%
     Oakland ...............................       2.2%               2.6%            3.3%
     Phoenix ...............................       2.0%               2.1%            2.4%
     San Diego .............................       1.9%               2.0%            2.3%
     Boston ................................       1.9%               2.1%            2.1%
     Riverside-San Bernardino...............       1.8%                *               *
     San Francisco...........                       *                 1.8%            2.3%
                                                -------             ------          ------
       Top 10 total ........................      27.3%              28.6%           31.9%

* Not a top ten location for the date indicated.


INSURANCE IN FORCE BY POLICY YEAR

The following table sets forth the dispersion of Amerin Guaranty's insurance in force as of December 31, 1997, by year of policy origination since Amerin Guaranty began operations in April 1993:

           PRIMARY INSURANCE IN FORCE BY POLICY YEAR



                                        Primary Insurance   Percent of
    Policy Year                             in Force           Total
    -----------                             --------           -----
                                         (in millions of dollars)
      1993                                   $  197              1.0%
      1994                                     1,61              7.9
      1995                                    4,634             22.7
      1996                                    6,720             33.0
      1997                                    7,225             35.4
                                            -------            -----
       Total                                $20,394            100.0%
                                            =======            =====

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

     LENDER APPROVAL

Because the Company writes substantially all of its insurance on a delegated underwriting basis, the Company has utilized stringent lender approval requirements. The Company assigns delegated underwriting authority only to lenders with adequate financial resources, acceptable management and operations, and established records of originating good quality loans over a period of time. The Company's risk management personnel conduct a thorough review of each candidate lender. Depending on the lender, such review may include reviews of the lender's financial statements, the historical performance of loans originated by the lender, on-site interviews with the lender's executive and line management, and review of the lender's policies, procedures and loan programs. Special attention is paid to the quality of a lender's underwriting, on-site quality control and servicing, and to its compliance with underwriting guidelines.

By incorporating the use of borrower credit scoring and Amerin Guaranty's proprietary mortgage scoring system, Amerin Guaranty has been able to streamline both its lender approval process and its lender audit process (discussed below). Amerin uses consumer credit scores to provide a timely, objective evaluation of borrower creditworthiness. These scoring systems also permit Amerin Guaranty to review the average scores of each lender's borrowers, the number of borrowers with scores below certain thresholds, and the percentage of borrowers with insufficient credit histories to score.

     MARKET ANALYSIS

Amerin Guaranty reviews economic and real estate market conditions in over 60 metropolitan areas on a quarterly basis. Amerin Guaranty considers the results of its market analysis in evaluating new business opportunities and the composition of its portfolio. Amerin Guaranty also may impose more restrictive underwriting guidelines on markets it believes to present higher risk.

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

Amerin obtains credit scores from a third-party vendor for all loans committed for insurance on a weekly basis. Amerin uses these scores to provide a timely, objective evaluation of borrower creditworthiness. Amerin reviews the average scores of each lender's borrowers, the number of borrowers with scores below certain thresholds, and the percentage of borrowers with insufficient credit histories to score. Management believes that borrower creditworthiness is the greatest manageable source of risk to Amerin in current market conditions. Amerin Guaranty uses credit scores to evaluate the quality of a lender's business, and may take appropriate corrective action with a lender if credit scores indicate that the lender's business presents an undue level of risk to Amerin Guaranty.

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

     LENDER AUDITS

As noted above, through the use of borrower credit scoring and its own proprietary mortgage scoring system, Amerin Guaranty is able to monitor the credit quality of loans submitted for insurance on a daily basis. Amerin Guaranty also conducts thorough on-site review of each lender periodically. Lenders with significant insured volume are reviewed more frequently. Due to the real-time picture of credit quality obtained through the use of credit scoring and mortgage scoring, Amerin Guaranty has been able to streamline the lender audit process to focus primarily on higher risk loans originated by the lender in the preceding period. The sample of loans to be re-underwritten during the audit is augmented by any loans with certain risk factors or insured under waivers to Amerin's underwriting guidelines, if any, granted to the lender, and may be further increased to target specific risk factors identified in the periodic monitoring of the lender's business. Loans are reviewed to identify errors in the loan data transmitted to Amerin, to determine compliance with Amerin's underwriting guidelines and eligible loan criteria, to assess the quality of a lender's underwriting decisions and to rate the risk of the loans. Audits are graded based on the risk ratings of the loans reviewed, lender compliance and data integrity. In addition to the re-underwriting, any changes in the lender's policies, procedures or management are examined and lender quality control reports are reviewed. The results of each audit are set forth in a report to the lender which requires the lender to address any deficiencies identified in the review. If issues raised by the report are not resolved in a manner and within a time period acceptable to Amerin Guaranty, the lender's delegated underwriting authority may be restricted or terminated.

DEFAULTS AND CLAIMS

     DEFAULTS

The claim process begins with the insurer's receipt of notification of a default from the insured on an insured loan. Default is defined in the primary master policy as the failure by the borrower to pay when due an amount at least equal to the scheduled monthly mortgage payment under the terms of the mortgage. The master policy requires insureds to notify Amerin Guaranty of defaults, generally within 120 days after the initial default. Generally, defaults are reported sooner, and the average time for default reporting in 1997 by Amerin Guaranty insureds was approximately 60 days after initial default. In certain cases, Amerin Guaranty uses this earlier notification to facilitate workout analysis and loss mitigation efforts. The incidence of default is affected by a variety of factors, including the reduction of the borrower's income, unemployment, divorce, illness, the inability to manage credit and, in the case of ARMs, the level of interest rates. Borrowers may cure defaults by making all delinquent loan payments or by selling the property in full satisfaction of all amounts due under the mortgage. Defaults that are not cured result in a claim to Amerin Guaranty.

The following table shows the number of loans insured by Amerin Guaranty, the related number of loans in default and the percentage of loans in default (default rate) as of the dates indicated:

                                                                  December 31,
                                                     ----------------------------------------
                                                         1997           1996           1995
                                                     ----------------------------------------
Insured loans in force                                 164,314        120,685         68,112
Loans in default                                         2,352          1,439            605
Percentage of loans in default
   (default rate)                                        1.43%          1.20%          0.89%

Default rates differ from region to region in the United States depending upon economic conditions and cyclical growth patterns. The table below sets forth the default rates in Amerin Guaranty's 10 largest states by risk in force as of December 31, 1997, 1996 and 1995. Amerin Guaranty's default rate of 2.27% in California has been influenced by declines in home prices experienced in the period between 1993 and 1996, and by greater seasoning of Amerin's California business relative to its overall insured portfolio, as the percentage of Amerin Guaranty's business have declined steadily since 1994. Claim sizes on California policies tend to be larger than the average claim size due to high loan balances relative to other states.

                    DEFAULT RATES BY TOTAL RISK IN FORCE(1)


                           Percent of
                             Amerin
                            Guaranty's                 Default Rate as of
                         Primary Risk in         ----------------------------------
                           Force as of                    December 31,
                          December 31,           ----------------------------------
                              1997                    1997      1996      1995
                        ----------------             ------    ------    ------
      California .........     22.8%                  2.27%     2.06%     1.42%
      Texas...............      6.1%                  1.07%     0.86%     0.76%
      Florida.............      5.4%                  1.75%     1.50%     1.17%
      Illinois............      4.4%                  1.87%     1.08%     0.96%
      New York............      3.7%                  2.23%     2.03%     1.32%
      Minnesota...........      3.4%                  0.68%     0.69%     0.45%
      Colorado............      3.4%                  0.73%     0.70%     0.45%
      Pennsylvania........      3.3%                  1.38%     1.27%     0.73%
      Massachusetts.......      3.2%                  0.85%     0.64%     0.39%
      New Jersey..........      3.1%                  1.46%     1.06%     0.86%
      Total Portfolio.....    100.0%                  1.43%     1.20%     0.89%
      _____________________

      (1) Top 10 states as determined by total risk in force as of December 31, 1997. Default rates are shown by state based on location of the underlying property.

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

Depending on the applicable state foreclosure law, an average of approximately 12 months elapses from the date of default to payment of a claim on an uncured default. To ensure continued coverage should the loan reinstate, the insured frequently continues to pay premiums after notice of default until the insured acquires title to the underlying property. Amerin Guaranty's current master policy excludes coverage on loans secured by property with physical damage, whether caused by fire, earthquake or other hazard, unless the property is restored to its condition at the time the policy was originated. Amerin guaranty must pay each claim within 60 days after a claim has been filed. Before a claim is filed, Amerin Guaranty may also agree with a lender on a settlement amount based on a prearranged sale of the property, which settlement amount may be less than an amount equal to the claim payment calculated under Amerin's master policy.

Claim activity is not spread evenly throughout the coverage period of a primary book of business. Based on historical overall mortgage insurance industry experience, the majority of claims occur in the third through sixth years after loan origination, and substantially fewer claims are paid during the first two years after loan origination. Insurance written by Amerin Guaranty since January 1, 1996 represented 68.4% of Amerin Guaranty's insurance in force as of December 31, 1997. This means that only 31.6% of Amerin Guaranty's insurance in force has reached the beginning of its expected peak claims period. Because of the Company's limited operating history and historical industry claim experience, the Company's loss experience is expected to significantly increase as its policies continue to age.

LOSS RESERVES

A significant period of time may elapse between the occurrence of the borrower's default on mortgage payments (the event triggering a potential future claims payment), the reporting of such default to Amerin Guaranty and the eventual payment of the claim related to such uncured default. To recognize the liability for unpaid losses related to the default inventory, in accordance with industry practice and generally accepted accounting principles ("GAAP"), Amerin Guaranty establishes loss reserves in respect of defaults included in such inventory, based upon the estimated claim rate and estimated average claim amount. Included in loss reserves are loss adjustment expenses ("LAE"), if any, and estimates for incurred but not reported ("IBNR") defaults. These reserves are estimates and there can be no assurance that Amerin Guaranty's reserves will prove to be adequate to cover ultimate loss developments on reported defaults. The Company's profitability and financial condition would be adversely affected to the extent that the Company's loss reserves are insufficient to cover the actual related claims paid and expenses incurred. Consistent with industry practices and GAAP, Amerin Guaranty does not establish loss reserves in respect of estimated potential defaults that may occur in the future.

Amerin Guaranty's reserving process for primary insurance utilizes an industry data base of mortgage insurers' nationwide report year delinquency experience for over 10 years. Delinquencies of various ages for such report years are tracked to determine the rate at which such delinquencies convert to actual claims. Such rates are then applied to Amerin Guaranty's population of actual reported delinquencies, multiplying the covered amount for delinquencies of various ages by the appropriate rate. Amerin reviews its claim rate and claim amount assumptions on at least a semi-annual basis and adjusts its loss reserves accordingly. The impact of inflation is not explicitly isolated from other factors influencing the reserve estimates, although inflation is implicitly included in the estimates. Amerin Guaranty does not discount its loss reserves for financial reporting purposes.

For a further description of loss reserves, see Note 2 to the consolidated financial statements of the Company, set forth on page F-7.

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

Amerin Guaranty is party to an agreement (the "Centre Re Agreement") with the Centre Reinsurance Group ("Centre Re") pursuant to which Centre Re is obligated to repay, up to an aggregate amount of $100 million, all losses and allocated loss adjustment expenses paid by Amerin Guaranty during periods in which (i) the ratio of Amerin Guaranty's risk in force divided by policyholders' reserves and (ii) the sum of Amerin Guaranty's expense ratio and loss ratio both exceed certain stated levels. The claims-paying ability of Centre Re is rated "AA" by S&P.

Amerin Guaranty has developed a program that permits mortgage lenders to participate on a limited basis in the risks and rewards of insuring loans originated by such lenders. To date, under this program, Amerin Guaranty had entered into reinsurance arrangements ("Captive Arrangements") with mortgage reinsurance affiliates of seven of its major mortgage lending customers. Management believes that the existence of Captive Arrangements enhances the Company's long-term relationships with these lenders. See "Certain Legal Matters Relating to Captive Mortgage Reinsurance Arrangements."

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

Amerin Guaranty's investment strategy is the result of various interrelated investment considerations including protection of principal, appreciation potential, tax consequences and yield. The Company typically maintains its investment portfolio with a longer average duration than its anticipated claims development in order to achieve higher yields. The Company intends to meet any cash mismatch with cash generated from operations or sales of investments. The Company's investment policies in effect at December 31, 1997 limited investments in the securities of a single issuer (other than the U.S. government and certain of its agencies).

At December 31, 1997, based on carrying value, 100% of the Company's investments were in fixed income securities, 96% of which were securities rated "A" or better, with 71.2% rated "AAA" and 15.9% rated "AA," in each case by at least one nationally recognized rating organization. The Company does not currently intend to invest in equity securities.

The Company's investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

     INVESTMENT OPERATIONS

At December 31, 1997, the carrying value of the Company's investment portfolio was $377.7 million and amortized cost was $365.1 million. At December 31, 1997, municipal securities represented 76.6% of carrying value of the total investment portfolio.

The effective duration of the investment portfolio is 6.26 years at December 31, 1997. The following table indicates the aging of investment portfolio:


                   Duration                          Percent
                   --------                          -------
                   0 - 1 years                         2.9
                   1 - 3 years                         9.1
                   3 - 5 years                        17.9
                   5 - 7 years                        22.8
                   7 - 10 years                       40.9
                   After 10 years                      6.4


For further information concerning investment operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition" and Note 4 of Notes to Consolidated Financial Statements of the Company, set forth on pages F-12 through F-13 herein.

REGULATION

     DIRECT REGULATION

The Company, Amerin Guaranty and Amerin Re are subject to comprehensive, detailed regulation for the protection of policyholders by the insurance departments of the various states in which they are licensed to transact business. Although their scope varies, state insurance laws in general grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion touching almost every significant aspect of the insurance business. These include the licensing of companies to transact business and varying degrees of control over claims handling practices, reinsurance arrangements, premium rates, the forms and policies offered to customers, financial statements, periodic financial reporting, permissible investments and adherence to financial standards relating to statutory surplus, establishment and maintenance of required reserves, dividends and other criteria of solvency intended to assure the satisfaction of obligations to policyholders. Most states also regulate transactions between insurance companies and their parents or affiliates. For a description of limits on dividends payable, see Note 12 of Notes to Consolidated Financial Statements of the Company, set forth on page F-20 herein.

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

According to published reports, HUD has recently sent letters to Mortgage Guaranty Insurance Company ("MGIC") and Freddie Mac with respect to so-called "agency pool insurance," in which a mortgage insurer provides pool insurance to either Fannie Mae or Freddie Mac. As a result of the agency pool insurance policy, Fannie Mae or Freddie Mac reduces the guarantee fee paid by the lender whose loans are covered by the policy. HUD's letter raised the question of whether this type of pool insurance "could be seen as giving a thing of value - the below-cost pool policy - through Freddie Mac to the lender (the guarantee fee reduction), by means of an agreement to refer settlement (primary mortgage insurance) business" and thereby prohibited under RESPA. Amerin Guaranty has to date issued a minimal amount of agency pool insurance. Management believes that if HUD were to conclude that RESPA prohibits agency pool insurance, or if HUD established material restrictions on the use of agency pool insurance, such actions would not have a material adverse effect on the Company.

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

The Company and Amerin Guaranty are also indirectly, but significantly, impacted by laws and regulations affecting originators and purchasers of mortgage loans, particularly Fannie Mae and Freddie Mac, and regulations affecting governmental insurers such as the FHA. Private mortgage insurers, including Amerin Guaranty, are highly dependent upon federal housing legislation and other laws and regulations which affect the demand for private mortgage insurance and the housing market generally. For example, the President of the United States has recently proposed a significant increase in the maximum individual loan amount that the FHA may insure, which would in turn increase the number of persons eligible for FHA mortgages. Enactment of this proposal or any other legislation which increases the number of persons eligible for FHA or VA mortgages could have an adverse effect on the Company's ability to compete with the FHA or VA.

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

The Senate and the House of Representatives of the United States each passed bills in 1997 providing for mandatory notice to borrowers with respect to their right to cancel private mortgage insurance under certain circumstances and mandating cancellation of private mortgage insurance under certain specified conditions. Because the Senate and House bills contain differing provisions, enactment of a law will require the Senate and House to reach agreement in conference on a final bill. In addition to this federal legislation, legislation with respect to cancellation of private mortgage insurance has been introduced or enacted recently in more than 10 states.

Such legislation is similar to the federal legislation, in that most states appear to be focusing on disclosure to borrowers, while the legislation in some other states requires both disclosure and, under certain specified circumstances, mandatory cancellation of private mortgage insurance. Fannie Mae has also announced a proposed new policy with respect to disclosure and, under specified conditions, mandatory cancellation of private mortgage insurance. No prediction can be made at this time as to the eventual disposition of any of the above-described federal and state legislation or the Fannie Mae proposal, or the separate or cumulative impact of any such legislation or proposals on the mortgage insurance industry.

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

Political and monetary pressures to reduce the nation's budget deficit could, among other things, result in the partial or entire loss of the U.S. federal income tax deduction for mortgage interest, which could result in downward pressure on housing prices. Any reduction or loss of such deduction could reduce the volume of low down payment mortgages originated and private mortgage insurance written and adversely impact mortgage default patterns, and would materially adversely affect the Company's LPMI business.

CERTAIN LEGAL MATTERS RELATING TO CAPTIVE MORTGAGE REINSURANCE ARRANGEMENTS

In October 1996, the Office of the Comptroller of the Currency (the "OCC"), which regulates banks, announced that Captive Arrangements were permissible for subsidiaries of banks, and that the OCC would consider applications from banks for approval of Captive Arrangements. On January 22, 1997, the OCC granted approval to Chase Manhattan Bank USA, NA, an affiliate of Chase Manhattan Mortgage Corporation, to enter into a Captive Arrangement. During 1997, the OCC granted similar approvals to at least five other banks. In December 1996, the OTS, which regulates thrifts, announced that it would consider, on a case-by-case basis, applications from thrifts for approval of Captive Arrangements. Management believes that these announcements by the OCC and the OTS, and the approval by the OCC of various Captive Arrangements, increase the likelihood of Captive Arrangements with Amerin Guaranty or other mortgage insurers. To date, the Company is not aware that the OTS has withheld approval of any Captive Arrangements. No assurance can be given as to when or whether any approvals from the OTS or additional approvals from the OCC will be forthcoming or whether such approvals will contain any conditions on any Captive Arrangements.

In April 1996, Amerin Guaranty met with HUD and presented its position that Amerin Guaranty's Captive Arrangements are in compliance with RESPA. By letter dated August 6, 1997, HUD concluded that "...so long as payments for reinsurance under captive reinsurance arrangements are solely 'payment for goods or facilities actually furnished or for services actually performed,' these arrangements are permissible under RESPA." The HUD letter set forth a list of factors that may cause HUD to give particular scrutiny to a particular Captive Arrangement, and a two-part test for determining if a particular Captive Arrangement violates RESPA. Based on management's review of the HUD letter, Amerin believes that its Captive Arrangements comply with RESPA. There can be no assurance, however, that HUD will not challenge the compliance of specific Captive Arrangements under RESPA. A ruling by HUD that limits or prohibits the use of Captive Arrangements could have a material adverse effect on Amerin's business and financial results.

By letter dated March 17, 1997, the New York Insurance Department ("NYID") notified Amerin Guaranty that the Office of the General Counsel of the NYID had issued a legal opinion to the effect that Captive Arrangements violated certain provisions of the New York Insurance Law ("NYIL") relating to impermissible rebates and controlled business arrangements. The Company believes that similar letters were sent by the NYID to all other private mortgage insurers licensed to do business in New York. Subsequently, it was reported in the March 27, 1997 issue of the American Banker that a spokesman for the NYID stated that one mortgage insurance company "has violated some of the laws" relating to doing business with reinsurance companies affiliated with mortgage lenders. The American Banker article further stated that, according to the NYID spokesman, "payment to the reinsurance subsidiary must be proportional to the risk it assumes." Based on this test and on management's prior analysis of the applicable provisions of the NYIL, management believes that Amerin Guaranty's Captive Arrangements are not in violation of the NYIL. Amerin Guaranty has met with the New York Superintendent of Insurance and, at the request of the Superintendent, submitted written materials setting forth Amerin Guaranty's recommendations as to proposed regulation of Captive Arrangements. The NYID has since informed Amerin that the NYID is the process of formulating an overall regulatory position with respect to Captive Arrangements. A ruling or regulation by the NYID that limits or prohibits the use of Captive Arrangements could have a material adverse effect on Amerin's business and financial results.


EMPLOYEES

At December 31, 1997, the Company had 124 full-time employees. Of its total work force, 91 were assigned to the Company's headquarters in Chicago, Illinois, and 33 operated out of their homes around the country. None of the Company's employees is a member of a labor union. The Company believes that it maintains good relations with is employees.

ITEM 2.   PROPERTIES.

The Registrant leases its principal executive offices in Chicago, Illinois, which consists of approximately 30,000 square feet of office space and maintains a satellite office in Westchester, Illinois, which consists of approximately 6,000 square feet. The Company believes its existing property is adequate for its present operations.

ITEM 3.   LEGAL PROCEEDINGS.

From time to time, the Company and its subsidiaries are involved in certain routine legal proceedings arising in the normal course of their business, none of which is currently expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

              EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the Registrant's executive officers as of March 16, 1998:



Name and Age                                                Title
------------                         -------------------------------------
Gerald L. Friedman (60) ..........   Chairman of the Board of Directors and Chief
                                     Executive Officer of the Company and Amerin
                                     Guaranty
Roy J. Kasmar (42) ...............   President, Chief Operating Officer and Director
                                     of the Company and Amerin Guaranty
Jerome J. Selitto (56) ...........   Vice Chairman of the Company and Amerin
                                     Guaranty and Director of Amerin Guaranty
David I. Vickers (37)..............  Senior Vice President, Chief Financial Officer
                                     and Treasurer of the Company and Amerin
                                     Guaranty and Director of Amerin Guaranty
Randolph C. Sailer II (43).......... Senior Vice President, General Counsel and
                                     Secretary of the Company and Amerin Guaranty
                                     and Director of Amerin Guaranty
James G. Engelhardt (46) .........   Executive Vice President, Director of Risk
                                     Management of Amerin Guaranty
Sean P. Connelly (31) .............  Senior Vice President, Director of Information
                                     technology of Amerin Guaranty
Michael J. Dirrane (41) ...........  Senior Vice President, National Sales Director
                                     of Amerin Guaranty
Matthew K. Lindland (35) ..........  Senior Vice President, Director of Corporate
                                     Transactions of Amerin Guaranty
Sergio E. Murer (33) ..............  Senior Vice President, Operations of Amerin
                                     Guaranty
R. Bruce Van Fleet, III (46) ......  Senior Vice President, National Accounts
                                     Director, of Amerin Guaranty
Philip P. Yee (44) ................  Senior Vice President, Marketing Services and
                                     Corporate Communications, of Amerin Guaranty

Mr. Friedman founded the Company and has been Chairman and Chief Executive Officer of the Company and Amerin Guaranty since April 1992. Prior thereto, he founded and served as Chairman and President of Financial Guaranty Insurance Corporation ("FGIC"), a AAA rated financial guarantor, from September 1983 to December 1990. Mr. Friedman began his career with MGIC in 1961, and, from 1978 to 1981, Mr. Friedman was President of MGIC Investment Corporation, the holding company of MGIC. Mr. Friedman has been a member of Amerin Corporation's and Amerin Guaranty's boards of directors since April 1992.

Mr. Kasmar has been President and Chief Operating Officer of the Company and Amerin Guaranty since December 1997, Executive Vice President of Operations of Amerin Guaranty from May 1996 to December 1997, and a director of Amerin Guaranty since December 1996. Prior to joining Amerin Guaranty, Mr. Kasmar was Managing Director for Prudential Home Mortgage's Capital Markets from May 1988 to April 1996. He was Vice President in charge of Secondary Marketing and Chief Operating Officer at First Boston Capital Group from 1984 to 1988.

Mr. Selitto has been Vice Chairman of the Company and Amerin Guaranty since November 1997, Executive Vice President and National Director of Marketing and Sales of Amerin Guaranty from December 1995 through November 1997, Senior Vice

President and National Director of Marketing of Amerin Guaranty from September 1994 through December 1995, and a director of Amerin Guaranty since December 1996. Prior thereto he was Senior Vice President and Director of Marketing for Amerin Guaranty's Central Region from October 1992 to September 1994. Prior to joining Amerin Guaranty, Mr. Selitto was managing director and manager of the Asset-Backed Securities Group at First Chicago Capital Markets, Inc. from August 1989 to October 1992.

Mr. Vickers has been Senior Vice President, Chief Financial Officer and Treasurer of the Company and Amerin Guaranty since September 1997. Prior thereto, he was Senior Vice President, Chief Financial Officer, and Treasurer of Pioneer Financial Services from June 1992 to August 1997. He was with the public accounting firm of Ernst & Young from July 1983 to May 1992 where he was a Senior Manager in the Insurance Division. Mr. Vickers has been a member of Amerin Guaranty's board of directors since September 1997.

Mr. Sailer has been Senior Vice President, General Counsel and Secretary of the Company and Amerin Guaranty since November 1992 and Vice President, General Counsel and Secretary of the Company and Amerin Guaranty from August 1992 to November 1992. Prior thereto, he was Vice President and Assistant General Counsel of Connie Lee Insurance Company in Washington, D.C. from February 1990 to July 1992. He served as Vice President and Assistant General Counsel of FGIC from October 1985 to January 1990, and worked in the securities law and corporate and municipal finance departments of three major New York firms from September 1980 to September 1985. Mr. Sailer has been a member of Amerin Guaranty's board of directors since September 1993.

Mr. Engelhardt has been Executive Vice President and Director of Risk Management since December 1995 and Senior Vice President and Director of Risk Management of Amerin Guaranty from November 1992 through December 1995. Prior thereto he was Regional Director of MGIC's mid-Atlantic region from April 1990 to October 1992, and Director of Underwriting for the Northeast Division of MGIC from March 1987 to March 1990.

Mr. Connelly has been Senior Vice President and Director of Information Technology of Amerin Guaranty since December 1997, and Vice President and Director of Management Information Systems of Amerin Guaranty from January 1996 through December 1997. Prior thereto, he was Vice President of Information Technology for Prudential Home Mortgage from January 1993 to December 1995, and worked in various technology positions within Prudential Home Mortgage from June 1987 through December 1992.

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

Mr. Lindland has been Senior Vice President and Director of Corporate Transactions of Amerin Guaranty since December 1997, Vice President of Amerin Guaranty from December 1995 through December 1997, Director of Risk Analysis Assistant of Amerin Guaranty from December 1993 through December 1995, and Financial Analyst of Amerin Guaranty from July 1993 through December 1995. Prior thereto, Mr. Lindland was a Vice president of Rothschild Inc. from May

1992 through November 1992 and an Associate of Kidder, Peabody & Co. Incorporated from May 1988 through May 1992.

Mr. Murer has been Senior Vice President, Operations of Amerin Guaranty since December 1997, and Vice President of Amerin Guaranty since September 1996. Prior thereto, Mr. Murer was Vice President of Finance for Norwest Mortgage from May 1996 through September 1996, Vice President of Correspondent Lending for Prudential Home Mortgage from August 1992 through May 1996, and Vice President of Secondary Marketing for Prudential Home Mortgage from April 1988 through July 1992.

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


                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDERS MATTERS.

On November 22, 1995, the Registrant's Common Stock began trading on the Nasdaq National Market under the symbol "AMRN". Prior to such date, no established public trading market for the Registrant's common equity existed. As of March 10, 1997, the approximate number of record holders of the Registrant's Common Stock was 89. The following table sets forth, for the period indicated, the high and low sale prices of the Registrant's Common Stock as reported on The Nasdaq National Market.

                                                      High             Low
                                                     -------          -------
1996:
  First Quarter ..................................   $28 1/2          $22 3/4
  Second Quarter .................................   $27 1/4          $19 3/4
  Third Quarter ..................................   $26              $20
  Fourth Quarter .................................   $25 3/4          $19

1997:
  First Quarter ..................................   $26 1/4          $19 3/4
  Second Quarter .................................   $25 1/2          $17 1/2
  Third Quarter ..................................   $29              $22 5/8
  Fourth Quarter .................................   $33 3/8          $19 1/2


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

ITEM 6.   SELECTED FINANCIAL DATA.


                                                  YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------------------
                                        1997           1996           1995           1994           1993
                                     ----------------------------------------------------------------------
                                                 (in thousands of dollars except ratios and per
                                                                   share data)
CONSOLIDATED STATEMENTS OF
OPERATIONS DATA:

Revenues:
  Net premiums written .............. $ 94,740       $70,000        $33,946        $10,274        $1,611
  Increase in unearned premiums......   (2,411)       (7,651)        (6,387)        (5,037)       (1,285)
  Net premiums earned ...............   92,329        62,349         27,559          5,237           326
  Net investment income .............   18,607        16,871          7,612          4,818         4,251
  Realized investment gains .........    1,167           161            491            435           707
    Total revenues ..................  112,103        79,381         35,662         10,490         5,284

Expenses:
  Losses incurred ...................   30,272        20,681          7,757            262            --
  Policy acquisition costs ..........   10,520         8,485          6,641          2,456         2,677
  Underwriting and other expenses ...   14,643        10,623          6,915          5,765         5,403
   Compensation charge resulting
     from initial public offering ...      --             --         35,741             --            --
       Total expenses ...............   55,435        39,789         57,054          8,482         8,080
 Income tax expense                     15,909        11,363          1,419             --            --
 Net income (loss) ..................   40,759        28,229        (22,811)         2,008        (2,795)
 Pay-in-kind dividends on
  preferred stock ...................      --             --          5,287          5,067         4,437
 Net income (loss) applicable to
  common stockholders ...............   40,759        28,229        (28,098)        (3,059)       (7,232)

OTHER OPERATING DATA:
  Mortgage insurance operating ratios:
    (GAAP)(1)
    Loss ratio ......................    32.8%         33.2%          28.2%           5.0%            --
    Expense ratio ...................    27.3%         30.6%          49.2%         157.0%            (2)
    Combined ratio ..................    60.1%         63.8%          77.3%         162.0%            (2)
    (SAP)(1)
    Loss ratio ......................    32.8%         33.2%          28.2%           5.0%            --
    Expense ratio ...................    25.6%         27.4%          42.8%          97.4%            (2)
    Combined ratio ..................    58.4%         60.6%          70.9%         102.4%            (2)

PER SHARE DATA:(3)
Net Income (loss) - Basic ...........    $1.56         $1.08         $(2.32)        $(0.36)       $(0.99)
Net Income (loss) - Diluted .........    $1.54         $1.07         $(2.32)        $(0.36)       $(0.99)




 Weighted average shares
 outstanding (in thousands):
   Basic ............................  26,119         26,038         12,106          8,467      7,328

   Diluted ..........................  26,483         26,351         12,106          8,467      7,328

 Book value (at period end) .........  $13.39         $11.53         $10.55          $5.59      $5.66


                                                      As of and for the year ended December 31,
                                      -----------------------------------------------------------------
                                       1997           1996           1995           1994        1993
                                      -----------------------------------------------------------------
OPERATING AND STATUTORY DATA:
  Number of policies in force ......  164,314        120,385         68,112         22,937      2,473
  Default rate .....................    1.43%          1.20%          0.89%          0.18%      0.16%
  Persistency ......................    87.2%          87.6%          93.0%          96.2%        --
  Direct primary insurance in
    force (in millions)............. $ 20,394       $ 14,777        $ 8,262        $ 2,750     $  272
  Direct primary risk in force
    (in millions)................... $  5,149       $  3,671        $ 1,989        $   580     $   57
  Amerin Guaranty Corporation:
     Statutory capital (in
     millions)...................... $  307.8       $  260.7        $ 227.0        $  90.5     $ 70.8
     Risk-to-capital ratio .........     16.1           13.3            8.2            6.4        0.8


                                                              As of December 31,
                                      -----------------------------------------------------------------
                                       1997           1996           1995           1994         1993
                                      -----------------------------------------------------------------
                                                          (in thousands of dollars)
 CONSOLIDATED BALANCE SHEETS DATA:
    Total investments ............   $ 377,720     $ 328,793       $ 296,982      $ 96,246     $ 72,094
    Total assets..................     415,301       354,824         316,328       107,261       79,421
    Unearned premiums.............      23,352        20,525          12,710         6,323        1,286
    Loss reserves.................      31,280        18,730           7,092           262          --
    13.5% Convertible Preferred
      Stock(4)....................         --            --              --         40,755       35,687
    Total common stockholders'
      equity .....................     350,155       300,609         274,137        58,081       40,840
____________________

  (1)  Generally accepted accounting principles (GAAP) and statutory basis
       (SAP) ratios reflect the Company's status as a new company and include start-up and other expenses incurred prior to the commencement of significant operations.

       SAP ratios reflect the combined results of the Company's insurance subsidiaries and do not include holding company costs. Expense ratios exclude the compensation charge resulting from the Company's Initial Public Offering.

  (2)  Not meaningful.

  (3) The per share data for all periods prior to 1997 has been restated for the required adoption on December 31, 1997 of the new accounting standard on earnings per share. For 1995, 1996, and 1997, includes 13,340,000 shares issued in conjunction with the Company's November 28, 1995 initial public offering and also includes 2,250,068 shares, as of the date of such offering, out of a total of 11,000,000 shares that were previously excluded from weighted average shares. Such shares were subject to contingent recall provisions and the conditions required for the removal of recall provisions on the 11,000,000 shares had not been met. The Company's initial public offering removed the recall provisions on 2,250,068 of the shares and resulted in the cancellation of the remaining 8,749,932 common shares.

  (4) The 13.5% Convertible Preferred Stock was redeemed on December 1, 1995 at a redemption price of $46.0 million.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF CONSOLIDATED OPERATIONS

          1997 COMPARED TO 1996

Total revenues for 1997 were $112.1 million, an increase of 41.2% over total revenues of $79.4 million for 1996. The growth in revenues was due primarily to the increases in net premiums earned as discussed below. New insurance written in 1997 was $7.8 billion, compared to $7.7 billion in 1996. Amerin's primary insurance in force was $20.4 billion as compared with $14.8 billion as of December 31, 1996, which represents a 38% increase.

Net premiums written for 1997 were $94.7 million compared to $70.0 million for 1996, which represents a 35.3% increase. The increase was primarily attributable to the 38% increase in insurance in force. Management believes that Amerin Guaranty was able to increase revenues due primarily to continued strong levels of new business with the Company's top 10 lenders, the addition of new lenders during 1997, and an annualized persistency rate on in force business of 87.2% at December 31, 1997.

Net premiums earned increased by $30.0 million to $92.3 million for 1997 from $62.3 million for 1996. This increase was primarily due to the increase in insurance in force in 1997 as compared to 1996.

Net investment income of $18.6 million for 1997 increased by $1.7 million (or 10.3%) over 1996, due primarily to investment of Amerin's net operating cash flows over the course of 1997, which resulted in an increase of 16.1% in the monthly average amount of invested assets. Realized investment gains for 1997 were $1.2 million compared to realized investment gains of $.2 million for 1996. This increase reflected higher sales activity within the portfolio due to the Company's desire to maintain a certain duration of the investment portfolio. As of December 31, 1997 and 1996, the yields to maturity on the investment portfolio were 5.6% and 5.8%, respectively, and the average durations of the investment portfolio were 6.3 years and 6.4 years, respectively.

Losses incurred in 1997 were $30.3 million, compared to $20.7 million in 1996, as a result of aging of the Company's policies. The Company's loss ratio decreased from 33.2% for 1996 to 32.8% for 1997 due to favorable delinquency rates on business issued during the last three years. Because of its limited operating history, the Company expects it loss experience to increase as its policies age.

Policy acquisition costs during 1997 of $10.5 million increased by $2.0 million (or 24.0%) compared to 1996 principally due to the growth in the level of marketing and underwriting activity in connection with the production of new insurance written in 1997. Underwriting and other expenses during 1997 increased by $4.0 million or 37.8% due to the increase in insurance in force which resulted in various administrative, technology, and occupancy costs relating to growth in the Company's personnel.

The Company's effective tax rate was 28.1% in 1997. The effective tax rate for 1997 was below the statutory rate of 35%, principally reflecting the benefits of tax-exempt investment income.

As a result of the foregoing factors, the Company has net income of $40.8 million for 1997 or $1.54 per share on a diluted basis, compared to net income of $28.2 million for 1996 or $1.07 per share on a diluted basis.

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

Net premiums written for 1996 were $70.0 million compared to $33.9 million for 1995, which represents a 106.2% increase. The increase was primarily attributable to a 30.1% increase in Amerin Guaranty's new insurance written to $7.7 billion and growth in insurance in force and related renewal premiums. Management believes that Amerin Guaranty was able to increase revenues due primarily to increased use by existing lenders of the Company's BPMI, the addition of new, large lenders which began doing business with the Company during the second half of 1995 and in 1996, and increased sales of LPMI. The increase in net premiums was also due to a lesser extent to higher average premiums during 1996 compared to 1995, principally due to the increased coverage requirements imposed by Fannie Mae and Freddie Mac during the first quarter of 1995, which requirements took effect over the course of 1995. Amerin Guaranty's monthly premium plan represented 86.6% and 81.5% of new insurance written for 1996 and 1995, respectively.

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

Net investment income of $16.9 million for 1996 increased by $9.3 million (or 121.6%) over 1995, due primarily to investment of the proceeds from the Company's initial public offering in November 1995 (the "Initial Public Offering"), as well as Amerin's net operating cash flows over the course of 1996, which together resulted in an increase of 138.4% in the monthly average amount of invested assets. Realized investment gains for 1996 were $.2 million compared to realized investment gains of $.5 million for 1995. This decrease reflected lower sales activity within the portfolio due to the Company's desire to maintain a certain composition of the investment portfolio. Sales of investments in 1996 were made primarily in connection with the continuation of the Company's current investment strategy to increase investment in tax-exempt securities. As of December 31, 1996 and 1995, the yields to maturity on the investment portfolio were 5.8% and 6.2%, respectively, and the average durations of the investment portfolio were 6.4 years and 3.3 years, respectively, The average duration at December 31, 1995 reflected the investment of the net proceeds of the Initial Public offering in short-term investments pending their investment in tax-exempt securities with longer maturities.

Losses incurred in 1996 were $20.7 million, compared to $7.8 million in 1995, as a result of aging of the Company's policies. Because of the Company's limited operating history, its loss experience is expected to increase significantly as its policies continue to age. Policy acquisition costs during 1996 of $8.5 million increased by $1.8 million (or 27.8%) compared to 1995 principally due to the growth in the level of marketing and underwriting activity in connection with the increased production of new insurance written in 1996 compared to 1995. Underwriting and other expenses during 1996 increased by $3.7 million or 53.6% compared to 1995 due to the institution of an excess loss treaty, the increase in insurance in force and increases in various administrative and occupancy costs relating to growth in the Company's personnel, offset in part by the elimination in the 1996 period of standby commitment fees previously paid to certain of the Company's original stockholders.

The Company's effective tax rate was 28.7% in 1996. The Company incurred tax expense in 1995 notwithstanding the fact that the Company reported a loss before taxes, which loss resulted from the Company's recording of the non-recurring non-deductible charge of $35.7 million discussed in the following paragraph. The Company fully utilized its net operating losses in 1995, with the result that no additional net operating losses were available for utilization in 1996. The effective tax rate for 1995 was below the statutory rate of 35%, principally reflecting the benefits of tax-exempt investment income.

As a result of the foregoing factors, the company had net income of $28.2 million for 1996, or $1.07 per share on a diluted basis, compared to a net loss before pay-in-kind dividends on its previously outstanding 13.5% Convertible Preferred Stock of $22.8 million for 1995. The 1995 net loss was due to a non-recurring non-deductible charge of $35.7 million in the fourth quarter of 1995 as a result of its Chairman and President being entitled to shares of Common Stock pursuant to the provisions of a management agreement upon consummation of the Initial Public Offering. The net loss applicable to common shareholders (after pay-in-kind dividends) was $28.1 million, or $2.32 per share on a diluted basis for 1995. The 13.5% Convertible Preferred Stock was redeemed in connection with the Initial Public Offering.

FINANCIAL CONDITION

The Company's consolidated total investments were $377.7 million at December
31, 1997, compared with $328.8 million at December 31, 1996.   The Company
generated consolidated cash flows from operating activities of $54.6 million
during 1997, compared to $43.3 million generated during 1996.   All of the
Company's $374.3 million of fixed maturity securities at December 31, 1997 are rated "investment grade," which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2 or an S&P rating ranging from "AAA" to "BBB-."

The aggregate fair value (carrying value) of the fixed maturity securities was greater than amortized cost at December 31, 1997 by $12.7 million. At December 31, 1996, the aggregate fair value (carrying value) of the Company's fixed maturity securities was greater than amortized cost by $.3 million. The increase during 1997 in the fair value of the Company's fixed maturity securities compared to amortized cost is due primarily to the decrease in interest rates during 1997. Fixed maturity securities of $168.8 million or 45.1% of total fixed maturity securities at December 31, 1997 have stated maturities of 10 years or greater. As a result of these long-term holdings, if interest rates should increase, the fair value of these securities will decline and common stockholders' equity will decrease.

Consolidated loss reserves increased by $12.6 million to $31.3 million at December 31, 1997 from $18.7 million at December 31, 1996, primarily due to the ongoing maturation of the Company's book of business, which is at an early stage of development, and the growth of insurance in-force. See "--
Results of Consolidated Operations -- 1997 Compared to 1996."   Consistent
with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

Consolidated unearned premiums increased $2.9 million from $20.5 million at December 31, 1996 to $23.4 million at December 31, 1997, reflecting the increase in insurance in force during 1997 versus 1996. The unearned premium reserve growth rate is significantly lower then the increase in insurance in force due to the increased concentration of monthly business.

Consolidated stockholders' equity increased to $350.2 million at December 31, 1997, from $300.6 million at December 31, 1996, an increase of 16.5%. This increase resulted primarily from the results of 1997 operations and net unrealized investment gains.

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

The Company generated positive cash flows from operations of approximately $54.6 million, $43.3 million and $22.2 million, respectively, in 1997, 1996 and 1995, as shown on the Consolidated Statements of Cash Flows. Positive cash flows are invested pending future payments of claims and other expenses. Should Amerin Guaranty experience cash flow shortfalls due to significantly higher than anticipated claims, or for other reasons, the Company anticipates funding such shortfalls through sales of short-term investments and, if required, other investment portfolio securities.

The Company expects to incur aggregate capital costs of approximately $6 million in 1998 primarily to expand and enhance its computer hardware and software. The Company expects to fund such expenditures with cash flow from operations.

Amerin Guaranty is the principal insurance subsidiary of the Company. Amerin Guaranty's risk-to-capital ratio was 16.1:1 at December 31, 1997, compared to

13.3:1 at December 31, 1996. This increase was due to the growth in Amerin Guaranty's risk in force during 1997.

To provide against the possibility that rapid growth of the Company's business may generate levels of risk in force that could not be supported solely by internally-generated capital, the Company entered into an excess loss agreement with a major reinsurer effective January 1, 1996, and cancelable by the Company for a fee beginning in 2000. The claims-paying ability of the reinsurer is rated AA by S&P. This agreement provides additional support in the event that the Company's risk-to-capital ratio and its combined ratio both exceed specified levels and will be taken into account by S&P in measuring the Company's risk-to-capital ratio to the extent required by rapid growth. Premiums payable with respect to any quarterly period may vary to the extent that the Company's combined insurance risk-to-capital ratio exceeds certain specified levels.

YEAR 2000 ISSUE

The Company has determined that it will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. In April 1996 the Company commenced a major initiative to enhance its entire computer system. While this initiative was not undertaken with the primary goal of addressing the Year 2000 issue, all internal matters relating to the Year 2000 issue will be fully addressed upon completion of this initiative.

The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers are fully supported. The Company is well under way with these efforts, which are scheduled to be completed in early 1999. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

The Company also has initiated discussions with its large customers and certain servicing companies to ensure that those parties have appropriate plans to fully address Year 2000 issues where their systems interface with the Company's systems or could otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly convert their computer systems on a timely basis. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems and operations of other companies on which the Company's systems and operations rely will be converted on a timely basis. The failure of these other companies to fully convert their systems and operations on a timely basis could have a material adverse effect on the Company.

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


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item with respect to directors will appear in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated herein by reference.

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

             3. Exhibits:

             See Exhibit Index on pages 41 to 42 for exhibits filed with this report on Form 10-K.

      (b)    Reports on Form 8-K:

             On November 6, 1997, the Registrant filed one report on Form 8-K with respect to a distribution of Amerin Corporation Common Stock by The Morgan Stanley Leveraged Equity Fund II, L. P. ("MSLEF") to its various limited partners. Prior to such distribution, MSLEF was the single largest holder of Amerin Corporation Common Stock.

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

    10.8 Severance Agreement dated as of September 17, 1997 between Amerin Corporation and Gerald L. Friedman.

    10.9 Severance Agreement dated as of September 17, 1997 between Amerin Corporation and Roy J. Kasmar.

    10.10 Severance Agreement dated as of September 17, 1997 between Amerin Corporation and Jerome J. Selitto.

    10.11 Release and Separation Agreement, dated as of March 1, 1998, between Amerin Guaranty Corporation and John F. Peterson.

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


                                   AMERIN CORPORATION

                                   By:  /s/ Gerald L. Friedman
                                        ----------------------
                                        Gerald L. Friedman
                                        Chairman of the Board and
                                        Chief Executive Officer
Date:  March 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Signature                        Title                        Date
     ---------                        -----                        ----

/s/ Gerald L. Friedman            Director; Chairman of        March 26, 1998
----------------------            the Board and Chief
  Gerald L. Friedman                Executive Officer
                                  (PRINCIPAL EXECUTIVE
                                       OFFICER)

/s/ David I. Vickers                Senior Vice President,     March 26, 1998
---------------------              Chief Financial Officer
  David I. Vickers                  (PRINCIPAL FINANCIAL
                                    OFFICER and PRINCIPAL
                                    ACCOUNTING OFFICER)

/s/ Alan E. Goldberg                Director                   March 26, 1998
--------------------
  Alan E. Goldberg

/s/ Timothy A. Holt                 Director                   March 26, 1998
-------------------
  Timothy A. Holt

/s/ Howard I.Hoffen                 Director                   March 26, 1998
-------------------
  Howard I. Hoffen

/s/ Larry E. Swedroe                Director                   March 26, 1998
-------------------
  Larry E. Swedroe

                       Amerin Corporation and Subsidiaries


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                         Page
                                                                         ----
AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheets at December 31, 1997 and 1996 . . . . . . .  F-3

Consolidated Statements of Operations For the Years Ended
  December 31, 1997, 1996 and 1995  . . . . . . . . . . . . . . . . . .  F-4

Consolidated Statements of Redeemable Preferred Stock and
  Common Stockholders' Equity for the Years Ended
  December 31, 1997, 1996 and 1995  . . . . . . . . . . . . . . . . . .  F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995  . . . . . . . . . . . . . . . . . .  F-6

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . .  F-7


FINANCIAL STATEMENT SCHEDULES

     II.  Condensed Financial Information of Registrant
            Condensed Balance Sheets  . . . . . . . . . . . . . . . . .  S-1
            Condensed Statements of Operations  . . . . . . . . . . . .  S-2
            Condensed Statements of Cash Flows  . . . . . . . . . . . .  S-3
     III. Supplementary Insurance Information   . . . . . . . . . . . .  S-4
     V.   Valuation and Qualifying Accounts   . . . . . . . . . . . . .  S-5

     Schedules other than those listed above have been omitted because they are either not required, are not applicable, or the required information is shown in the Consolidated Financial Statements and related notes.

                         Report of Independent Auditors


Board of Directors
AMERIN CORPORATION

We have audited the accompanying consolidated balance sheets of Amerin Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, redeemable preferred stock and common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amerin Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                            ERNST & YOUNG LLP

Chicago, Illinois
January 22, 1998

                       Amerin Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                             December 31,
                                                        -------------------------
                                                          1997           1996
                                                         ------         ------
ASSETS
Investments (NOTE 4):

    Fixed maturities available-for-sale, at
    fair value (amortized cost $361,660 in 1997
    and $307,734 in 1996). . . . . . . . . . . . .    $ 374,320       $ 308,076
    Short-term investments   . . . . . . . . . . .        3,400          20,717
                                                      ---------       ---------
Total investments  . . . . . . . . . . . . . . . .      377,720         328,793
Cash and cash equivalents  . . . . . . . . . . . .        4,456           1,176
Accrued investment income  . . . . . . . . . . . .        5,872           4,393
Premiums receivable  . . . . . . . . . . . . . . .        5,020           5,833
Deferred policy acquisition costs  . . . . . . . .        7,776           5,569
Leasehold improvements, furniture and
  equipment, at cost, net of accumulated
  depreciation of $2,775 in 1997
  and $1,625 in 1996 . . . . . . . . . . . . . . .        9,315           4,368
Goodwill, net of accumulated amortization
  of $844 in 1997 and $695 in 1996 . . . . . . . .        2,133           2,282
Other intangibles, net of accumulated
  amortization of $1,616 in 1997 and $1,460 in
  1996 . . . . . . . . . . . . . . . . . . . . . .          --              156
Other assets   . . . . . . . . . . . . . . . . . .        3,009           2,254
                                                      ---------       ---------
 Total assets                                         $ 415,301       $ 354,824
                                                      =========       =========

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Liabilities:

    Loss reserves (NOTE 5) . . . . . . . . . . . .    $  31,280       $  18,730
    Unearned premiums  . . . . . . . . . . . . . .       23,352          20,525
    Current income taxes . . . . . . . . . . . . .          790             111
    Deferred income taxes  . . . . . . . . . . . .        5,015             289
    Payable for securities   . . . . . . . . . . .          --            9,677
    Accrued expenses and other liabilities . . . .        4,709           4,883
                                                      ---------       ---------
    Total liabilities                                    65,146          54,215

Commitments and contingencies (NOTES 7, 11, AND 12)

Common stockholders' equity (NOTE 10):

    Voting Common Stock, $.01 par, 50,000,000 shares
       authorized, 24,488,725 and 22,471,214 shares
       issued and outstanding in 1997 and 1996,
       respectively  . . . . . . . . . . . . . . .          245             225
    Nonvoting Common Stock, $.01 par, 50,000,000
       shares authorized, 1,656,909 and 3,609,625
       shares issued and outstanding in 1997 and 1996,
       respectively  . . . . . . . . . . . . . . .           17              36
    Additional paid-in capital . . . . . . . . . .      316,642         315,863
    Net unrealized investment gains  . . . . . . .        8,229             222
    Retained earnings (deficit)  . . . . . . . . .       25,022         (15,737)
                                                      ---------       ---------
Total common stockholders' equity  . . . . . . . .      350,155         300,609
                                                      ---------       ---------
    Total liabilities and common stockholders'
       equity                                        $  415,301       $ 354,824
                                                      =========       =========

                         See accompanying notes.

                        Amerin Corporation and Subsidiaries
                       Consolidated Statements of Operations


                                                             Years Ended December 31,
                                                   -----------------------------------------
                                                        1997          1996           1995
                                                       ------        ------         ------
                                                       (in thousands, except per share data)

REVENUES:
  Net premiums written ............................     $ 94,740      $ 70,000       $ 33,946
  Increase in unearned premiums....................       (2,411)       (7,651)        (6,387)
                                                        --------      --------       --------
  Net premiums earned .............................       92,329        62,349         27,559
  Net investment income (NOTE 4)...................       18,607        16,871          7,612
  Realized investment gains (NOTE 4)...............        1,167           161            491
                                                        --------      --------       --------
Total revenues ....................................      112,103        79,381         35,662

EXPENSES:
  Losses incurred .................................       30,272        20,681          7,757
  Policy acquisition costs.........................       10,520         8,485          6,641
  Underwriting and other expenses .................       14,643        10,623          6,915
  Compensation charge resulting from initial
     public offering (NOTE 10) ....................          --            --          35,741
                                                        --------      --------       --------
Total expenses ....................................       55,435        39,789         57,054
                                                        --------      --------       --------
Income (loss) before income taxes .................       56,668        39,592        (21,392)
                                                        --------      --------       --------
Income tax expense:
  Current .........................................       15,494        11,239          1,375
  Deferred ........................................          415           124             44
                                                        --------      --------       --------
     Total ........................................       15,909        11,363          1,419
                                                        --------      --------       --------

Net income (loss) .................................       40,759        28,229        (22,811)
Pay-in-kind dividends on preferred stock (NOTE 10).          --            --           5,287
                                                        --------      --------       --------
Net income (loss) applicable to common stockholders      $40,759       $28,229       $(28,098)
                                                        ========      ========       ========

Net income (loss) per common share (NOTE 15):
     Basic ........................................      $  1.56       $  1.08       $  (2.32)
                                                        ========      ========       ========
     Diluted.......................................      $  1.54       $  1.07       $  (2.32)
                                                        ========      ========       ========

                                   See accompanying notes.

                                  Amerin Corporation and Subsidiaries
                           Consolidated Statements of Redeemable Preferred
                                 Stock and Common Stockholders' Equity

                                                                           COMMON STOCKHOLDERS' EQUITY
                                                    -----------------------------------------------------------------------------
                                                                                                NET
                                                                                             UNREALIZED
                                    REDEEMABLE      VOTING      NONVOTING     ADDITIONAL     INVESTMENT      RETAINED
                                    PREFERRED       COMMON       COMMON        PAID-IN         GAINS         EARNINGS
                                      STOCK          STOCK        STOCK        CAPITAL        (LOSSES)       (DEFICIT)      TOTAL
                                    ----------      ------      ----------    ----------     -----------      ---------     -----
                                                                            (in thousands)
Balance, January 1, 1995 .........  $ 40,755        $ 178         $ 36         $ 78,723       $ (4,988)     $ (15,868)    $ 58,081
Net loss .........................       --           --            --              --             --         (22,811)     (22,811)
Issuance of common stock .........       --            46           --          235,847            --             --       235,893
Pay-in-kind dividends
    on preferred stock ...........     5,287          --            --              --             --          (5,287)      (5,287)
Redemption of preferred stock ....   (46,042)         --            --              --             --             --           --
Shares issued under long-term
    incentive plan................       --           --            --               44            --             --            44
Net unrealized investment gains ..       --           --            --              --           8,217            --         8,217
                                    ----------      ------      ----------    ----------     -----------      ---------     -----
Balance, December 31, 1995 .......       --           224           36          314,614          3,229        (43,966)     274,137
Net income .......................       --           --            --              --             --          28,229       28,229
Shares issued under long-term
    incentive plan................       --             1           --            1,249            --             --         1,250
Net unrealized investment
    losses........................       --           --            --              --          (3,007)           --        (3,007)
                                    ----------      ------      ----------    ----------     -----------      ---------     -----
Balance, December 31, 1996 .......       --           225           36          315,863            222        (15,737)     300,609
Net income........................       --           --            --              --             --          40,759       40,759
Shares issued under long-term
    incentive plan................       --             1           --              779            --             --           780
Nonvoting conversion..............       --            19          (19)             --             --             --           --
Net unrealized investment gains ..       --           --           --               --           8,007            --         8,007
                                    ----------      ------      ----------    ----------      --------      ---------    ---------
Balance December 31, 1997.........  $    --         $ 245        $  17        $ 316,642       $  8,229        $25,022    $ 350,155
                                    ==========      ======      ==========    ==========      ========      =========    =========

                               See accompanying notes.

                         Amerin Corporation and Subsidiaries
                        Consolidated Statements of Cash Flows

                                                                        YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------------
                                                                   1997             1996            1995
                                                               ----------       ----------         ----------
                                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                              $   40,759       $   28,229         $ (22,811)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Change in:
    Accrued investment income .........................            (1,479)          (2,017)             (825)
    Premiums receivable ...............................               813           (3,458)           (1,231)
    Unearned premiums..................................             2,827            7,815             6,387
    Loss reserves .....................................            12,550           11,638             6,830
    Accrued expenses and other liabilities ............               101            1,301               180
    Federal income taxes ..............................             1,094             (365)              644
  Policy acquisition costs deferred ...................            (9,309)          (9,087)           (6,812)
  Policy acquisition costs amortized ..................             7,102            7,937             5,267
  Amortization ........................................               304              472               472
  Depreciation ........................................             1,211              718               501
  Realized investment gains ...........................            (1,167)            (161)             (491)
  Non-cash compensation charge resulting from
      initial public offering .........................               --               --             35,741
  Other items, net ....................................              (230)             240            (1,680)
                                                               ----------       ----------         ----------
  Net cash provided by operating activities ...........            54,576           43,262            22,172

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of:
      Fixed maturity securities ...........................      (115,530)        (223,025)          (70,842)
      Short-term investments, net .........................           --               --           (136,011)
      Property and equipment ..............................        (6,294)          (1,422)           (1,383)
Sale or maturity of:
      Fixed maturity securities ...........................        52,431           55,350            32,271
      Short-term investments, net .........................        17,318          125,242               --
      Property and equipment ..............................            29                2                43
                                                               ----------       ----------         ----------
Net cash used by investing activities                             (52,046)         (43,853)         (175,922)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock ..................................           750              713           200,152
Redemption of preferred stock .............................           --               --            (46,042)
                                                               ----------       ----------         ----------
Net cash provided by financing activities .................           750              713           154,110
                                                               ----------       ----------         ----------
Net increase in cash and cash equivalents .................         3,280              122               360
Cash and cash equivalents at beginning of year ............         1,176            1,054               694
                                                               ----------       ----------         ----------
Cash and cash equivalents at end of year ..................      $  4,456         $  1,176         $   1,054
                                                               ==========       ==========         ==========

                                    See accompanying notes.

                         Amerin Corporation and Subsidiaries
                     Notes to Consolidated Financial Statements

1.   BUSINESS


     Amerin Corporation (Company), through its primary insurance subsidiary, Amerin Guaranty Corporation (Amerin Guaranty), provides mortgage guaranty insurance through lending institutions on first mortgages secured by residential property. A second wholly owned insurance subsidiary, Amerin Re Corporation (Amerin Re) reinsures mortgage guaranty insurance written by Amerin Guaranty. The Company's three largest customers accounted for 69%, 71%, and 71% of net premiums written in 1997, 1996 and 1995, respectively. Additionally, net premiums written in 1997 for the Company's three largest customers were $40 million, $19 million, and $7 million. Similarly, net premiums written in 1996 for the Company's three largest customers were $29 million, $14 million, and $7 million, while in 1995, net premiums written for the Company's three largest customers were $14 million, $7 million, and $3 million. Approximately 23% of the Company's risk in force at December 31, 1997 was concentrated in California.

     On November 28, 1995, the Company completed an initial public offering of its common stock (see Note 10).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements include the accounts of the Company and its insurance subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which, for the insurance subsidiaries, differ in certain respects from the accounting practices prescribed or permitted by state insurance regulatory authorities (statutory basis) (see Note 3). Significant accounting policies are as follows:

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

     Short-term investments are carried at cost, which approximates fair value. Cash equivalents are highly liquid investments. Both short-term investments and cash equivalents have maturities of three months or less at the date of purchase.

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

POLICY ACQUISITION COSTS

     Policy acquisition costs include only those costs that relate directly to, and vary with, premium production. Such costs include compensation of employees involved in underwriting, marketing and policy issuance functions, state premium taxes, and certain other underwriting expenses. Net acquisition costs are deferred and amortized over the period in which the related premiums are earned. Anticipated losses and loss adjustment expenses are considered in determining the recoverability of acquisition costs.

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

REINSURANCE

     Reinsurance premiums and commissions are accounted for on a basis consistent with the accounting for the original policies issued and the terms of the reinsurance contracts. Prepaid reinsurance premium amounts are reported as assets.

LEASEHOLD IMPROVEMENTS, FURNITURE AND EQUIPMENT

     Leasehold improvements, furniture and equipment consist of office improvements, furniture and fixtures, office equipment, computer hardware and software, which are recorded at cost and charged against income principally over their estimated service lives or, in the case of leasehold improvements, over the term of the lease. Depreciation is computed on the straight-line method over a period of five to ten years. Maintenance and repairs are charged to expense as incurred.

GOODWILL AND OTHER INTANGIBLES

     Goodwill represents the excess of cost over net assets purchased in connection with the 1992 acquisition of Amerin Guaranty by the Company and is amortized on a straight-line basis over 20 years.

                         Amerin Corporation and Subsidiaries
                     Notes to Consolidated Financial Statements

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Other intangibles include organization and start-up costs incurred in the first year of operations. These costs are amortized using the straight-line method over five years and are fully amortized at December 31, 1997.

INCOME TAXES

     Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.

     Mortgage guaranty insurance companies are permitted to deduct from taxable income, subject to certain limitations, amounts added to statutory basis contingency loss reserves. The amounts deducted must be included in taxable income in the 10th year after being added to the contingency reserves or upon prior release of such reserves to cover excess losses as permitted by insurance regulators. The deductions from taxable income are only allowed to the extent that United States Mortgage Guaranty Tax and Loss Bonds ("Tax and Loss Bonds") are purchased and held in an amount equal to the tax benefit attributable to such deductions. At December 31, 1997, the Company had investments in Tax and Loss Bonds of $25.3 million.

NET INCOME (LOSS) PER COMMON SHARE

     In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 (SFAS 128), "Earnings Per Share", which was required to be adopted on December 31, 1997. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

EFFECT OF NEW PRONOUNCEMENTS

     In June 1997, the FASB issued Statement No. 130 (SFAS 130), "Reporting Comprehensive Income," which is effective for years beginning after December 15, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 will require that enterprises (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the common stockholders' equity section of the consolidated balance sheets.

     In June 1997, the FASB also issued Statement No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company anticipates adopting these standards in its 1998 financial statements as required.

     Implementation of these standards is not expected to have a material effect on the Company's financial statements.

                         Amerin Corporation and Subsidiaries
                     Notes to Consolidated Financial Statements

3.   STATUTORY ACCOUNTING PRACTICES

The consolidated financial statements are prepared in conformity with GAAP which, for Amerin Guaranty and Amerin Re, differ in certain respects from statutory basis accounting practices. The following are the significant differences between statutory basis accounting practices and GAAP:

- Investments in bonds are carried at amortized cost on a statutory basis. GAAP requires that such fixed-maturity securities be classified as held-to-maturity, trading, or available-for-sale. Held-to-maturity securities are carried at amortized cost, and securities classified as trading or available-for-sale are carried at fair value. Unrealized holding gains and losses are reported in income for those securities classified as trading and as a separate component of common stockholders' equity for those securities classified as available-for-sale.

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

                         Amerin Corporation and Subsidiaries
                     Notes to Consolidated Financial Statements

3.   STATUTORY ACCOUNTING PRACTICES (CONTINUED)

     The following is a reconciliation of the Company's 1997, 1996 and 1995 consolidated net income (loss) and common stockholders' equity presented on a GAAP basis to the corresponding amounts reported on a statutory basis for the insurance subsidiaries:

                                                                                Common Stockholders'
                                                         Net Income (Loss)             Equity
                                                         ----------------       --------------------
                                                                       (in thousands)
1997:
   Consolidated GAAP basis amounts ....................     $  40,759              $  350,155
   Company and non-insurance subsidiary amounts
     and eliminations .................................         2,192                  (9,899)
                                                            ---------              -----------
   Insurance subsidiaries GAAP basis amounts ..........        42,951                 340,256
   Fixed maturities available-for-sale ................           --                  (12,635)
   Deferred policy acquisition costs ..................        (2,207)                 (7,776)
   Contingency reserve ................................           --                  (95,488)
   Nonadmitted assets .................................           --                   (7,961)
   Deferred income taxes ..............................           355                   4,943
   Contingency reserve tax deduction ..................        14,350                  25,257
                                                            ---------              -----------
   Statutory basis amounts ............................    $   55,449              $  246,596
                                                            =========              ===========

1996:
   Consolidated GAAP basis amounts ....................    $   28,229              $  300,609
   Company and non-insurance subsidiary amounts
      and eliminations ................................           751                  (6,265)
                                                            ---------              -----------
   Insurance subsidiaries GAAP basis amounts ..........        28,980                 294,344
   Fixed maturities available-for-sale ................           --                     (388)
   Deferred policy acquisition costs ..................        (1,150)                 (5,569)
   Contingency reserve ................................           --                  (49,330)
   Nonadmitted assets .................................           --                   (3,587)
   Deferred income taxes ..............................           122                     302
   Contingency reserve tax deduction ..................        10,300                  10,907
                                                            ---------              -----------
   Statutory basis amounts ............................    $   38,252              $  246,679
                                                            =========              ===========


1995:
   Consolidated GAAP basis amounts ....................    $  (22,811)             $  274,137
   Company only amounts and eliminations ..............           258                  (5,789)
                                                            ---------              -----------
   Insurance subsidiaries GAAP basis amounts ..........       (22,553)                268,348
   Fixed maturities available-for-sale ................           --                   (4,979)
   Deferred policy acquisition costs ..................        (1,545)                 (4,419)
   Compensation expense ...............................        35,741                     --
   Contingency reserve ................................           --                  (18,892)
   Nonadmitted assets .................................           --                   (3,045)
   Deferred income taxes ..............................            44                   1,787
   Contingency reserve tax deduction ..................           607                     607
                                                            ---------              -----------
   Statutory basis amounts ............................    $   12,294              $  239,407
                                                            =========              ===========

                         Amerin Corporation and Subsidiaries
                     Notes to Consolidated Financial Statements

4.   INVESTMENTS

     The amortized cost and fair value of investments in fixed-maturity securities are summarized as follows:

                                             Amortized       Unrealized     Unrealized
                                                Cost            Gain          Loss         Fair Value
                                             ---------       ----------     ----------     ----------
                                                                 (in thousands)
At December 31, 1997:
     U.S. Treasury........................    $ 30,785        $   349         $   58        $ 31,076
     States and political subdivisions....     277,547         11,918             --         289,465
     Corporate securities.................      18,416            317             37          18,696
     Mortgage-backed securities...........      34,912            267             96          35,083
                                             ---------       ----------     ----------     ----------

Total fixed maturities....................    $  1,660         12,851            191        $374,320
                                             =========       ==========     ==========     ==========

At December 31, 1996:
     U.S. Treasury........................    $ 14,687        $    90         $   96        $ 14,681
     Foreign governments..................       1,558             --             14           1,544
     States and political subdivisions....     221,795          2,808          1,492         223,111
     Corporate securities.................      25,240            112            210          25,142
     Mortgage-backed securities...........      44,454            161          1,017          43,598
                                             ---------       ----------     ----------     ----------

Total fixed maturities....................    $307,734        $ 3,171         $2,829        $308,076
                                             =========       ==========     ==========     ==========

     The carrying amount of the Company's fixed-maturity securities can increase or decrease significantly in the near term as a result of changes in market interest rates.

     A summary of the amortized cost and fair value of investments in fixed-maturity securities at December 31, 1997, by contractual maturity, follows:

                                                       Amortized Cost     Fair Value
                                                       --------------     ----------
                                                              (in thousands)

     Due in one year or less........................      $    601         $    601
     Due after one year through five years..........        45,171           45,794
     Due after five years through ten years.........       151,918          157,553
     Due after ten years............................       129,058          135,289
     Mortgage-backed securities.....................        34,912           35,083
                                                       --------------     ----------
                                                          $361,660         $374,320
                                                       ==============     ==========

     Expected maturities may differ from the contractual maturities shown in the foregoing table because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                         Amerin Corporation and Subsidiaries
                     Notes to Consolidated Financial Statements

6.   INVESTMENTS (CONTINUED)


     Proceeds from sales of fixed-maturity securities were $40.6 million, $46.1 million, and $28.4 million in 1997, 1996 and 1995, respectively. Gross gains and losses realized on those sales are presented below:

Years ended December 31,                                 1997       1996      1995
                                                        ------     ------    ------
                                                              (in thousands)
Realized on sales of fixed-maturity securities:
      Gains.........................................    $1,224     $ 676     $ 520
      Losses........................................       (57)     (515)      (29)
                                                        ------     ------    ------
Net realized gains..................................    $1,167     $ 161     $ 491
                                                        ======     ======    ======

     The changes in net unrealized gains (losses) on investments in fixed-maturity securities were $12.3 million in 1997, ($4.6 million) in 1996, and $10.0 million in 1995.

     At December 31, 1997, investments with a carrying amount of $8.5 million were on deposit with state insurance departments to satisfy regulatory requirements.

The composition of net investment income is as follows:

     Years ended December 31,                       1997      1996      1995
                                                   -------   -------   ------
                                                         (in thousands)
     Fixed-maturity securities                     $18,580   $15,701   $6,684
     Short-term investments                            422     1,529    1,087
                                                   -------   -------   ------

                                                    19,002    17,230    7,771
     Less:  Investment expenses                        395       359      159
                                                   -------   -------   ------

     Net investment income                         $18,607   $16,871   $7,612
                                                   =======   =======   ======

                         Amerin Corporation and Subsidiaries
                     Notes to Consolidated Financial Statements

5.   LOSS RESERVES

     The following table is a reconciliation of the beginning and ending loss reserves for the years shown:

                                                                Years ended December 31,
                                                           ---------------------------------
                                                             1997          1996        1995
                                                           -------       -------      ------
                                                                     (in thousands)
Balance, January 1.......................................  $18,730       $ 7,092      $  262
Losses and loss adjustment expenses, principally in
     respect of default notices occurring in:
          Current year...................................   29,196        20,344       7,037
          Prior years....................................    1,076           337         720
                                                           -------       -------      ------
          Total losses and loss adjustment expenses......   30,272        20,681       7,757
                                                           -------       -------      ------
Loss and loss adjustment expense payments principally
     in respect of default notices occurring in:
          Current year...................................    4,537         3,821         520
          Prior years....................................   13,185         5,222         407
                                                           -------       -------      ------
          Total payments.................................   17,722         9,043         927
                                                           -------       -------      ------

Balance, December 31.....................................  $31,280       $18,730      $7,092
                                                           =======       =======      ======

6.   INCOME TAXES

     The Company and its subsidiaries file a consolidated federal income tax return.

     Significant components of the Company's deferred tax liabilities and assets are as follows:

      At December 31,                                    1997              1996
                                                        ------            ------
                                                             (in thousands)
      Deferred tax liabilities:
          Deferred policy acquisition costs...........  $2,722            $1,949
          Unrealized gain on investments..............   4,431               120
          Tax over book depreciation..................     396               205
          Other.......................................     323               192
                                                        ------            ------

     Total deferred tax liabilities...................   7,872             2,466
     Deferred tax assets:
          Unearned premium reserves...................   1,594             1,425
          Accrued liabilities.........................      43                43
          Reserve discounting.........................     773               520
          Other.......................................     447               189
                                                        ------            ------
     Total deferred tax assets........................   2,857             2,177
                                                        ------            ------

     Net deferred tax liability.......................  $5,015            $  289
                                                        ======            ======

                         Amerin Corporation and Subsidiaries
                     Notes to Consolidated Financial Statements

6.   INCOME TAXES (CONTINUED)

     The nature of the Company's deferred tax assets and liabilities at December 31, 1997 is such that the general reversal pattern for these temporary differences is expected to result in the full realization of the Company's deferred tax assets.

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

The Company has elected to purchase non-interest bearing Tax and Loss Bonds in lieu of paying federal income taxes to the extent permissible under Internal Revenue Code Section 832(e). The Company accounts for these purchases as a payment of current federal income taxes. The Company purchased $14.4 million and $10.9 million of Tax and Loss Bonds in 1997 and 1996, respectively, as payment of current income taxes, and paid income taxes of $.8 million in 1995.

     The Company's income tax provision varied from the statutory federal income tax rate applied to its net income (loss) before taxes as follows:

Years ended December 31,                                 1997          1996        1995
                                                        -------       -------     -------
                                                                 (in thousands)
Statutory federal income tax rate applied to
     income (loss) before taxes........................ $19,834       $13,857     $(7,487)
Add (deduct) tax effect of:
     Nondeductible compensation........................      --            --      12,509
     Tax-exempt interest...............................  (4,016)       (2,785)       (533)
     Decrease in valuation allowance...................      --            --      (2,753)
     Nondeductible goodwill amortization and
          other nondeductible expenses.................     113           106          77
     Other (net).......................................     (22)          185        (394)
                                                        -------       -------     -------

Income tax provision................................... $15,909       $11,363      $1,419
                                                        =======       =======     =======

7.   REINSURANCE

     Amerin Guaranty reinsures portions of its risks through reinsurance treaties. This process serves to limit Amerin Guaranty's exposure on such risks. Reinsurance ceded reduced premiums earned by $5.2 million in 1997, $1.8 million in 1996 and $.4 million in 1995. Amerin Guaranty would remain liable to its policyholders to the extent that such reinsurers do not meet their obligations under these arrangements.

8.   RELATED PARTY TRANSACTIONS

     During 1997 and 1996, both the Company and its subsidiaries maintained cash accounts at an affiliate of one of the principal stockholders.

                         Amerin Corporation and Subsidiaries
                     Notes to Consolidated Financial Statements

9.   INCENTIVE COMPENSATION

     The Company has a long-term incentive plan (Plan), which provides additional compensation to officers of Amerin Guaranty. Under the Plan, an aggregate of 8.3 million shares of common stock may be issued or sold as restricted stock or sold under incentive stock options, as the result of awards made to Plan participants. Incentive stock options awarded under the Plan vest over a five-year schedule. Plan participants are bound by an agreement not to vote any shares acquired under the Plan, until a future date determined by the Company's board of directors.

     The company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes no compensation expense for stock options granted to employees. Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation", requires disclosure of pro forma information regarding net earnings and earnings per share, using pricing models to estimate the fair value of stock option grants. Had compensation expense for the Company's stock option plans been determined based on the estimated fair value at the date of grant consistent with the methodology prescribed under SFAS 123, approximate net income (loss) and net income (loss) per share would have been as follows:

                                                            Years Ended December 31,
                                                      ------------------------------------
                                                        1997        1996         1995
                                                      -------     -------      --------
                                                      (in thousands, except per share data)
     Pro forma net income (loss)....................   $38,013     $27,788     $(22,857)
     Pro forma net income (loss) per common share
          Basic.....................................   $  1.46     $  1.07     $  (2.32)
          Diluted...................................   $  1.45     $  1.06     $  (2.32)


     For purposes of the pro forma disclosures, the estimated fair values of the option grants are amortized to expenses over the options' vesting period. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                Years Ended December 31,
                                               --------------------------
                                                1997      1996      1995
                                               -----     ------    ------
     Dividend yield........................       0%        0%        0%
     Risk-free interest rate...............     6.5%      6.5%      6.5%
     Volatility............................    49.4%     51.3%     51.3%
     Expected life (years).................     6.0       6.0       6.0

     The pro forma effects on net income (loss) and net income (loss) per share are not likely to be representative of the effects on reported net income in future years as 1997, 1996 and 1995 pro forma amounts do not include pro forma compensation expense related to grants made prior to 1995.

                         Amerin Corporation and Subsidiaries
                     Notes to Consolidated Financial Statements

9.   INCENTIVE COMPENSATION (CONTINUED)

     Transactions related to all stock options are as follows:

                                                          Years Ended December 31,
                                  ------------------------------------------------------------------------
                                         1997                     1996                       1995
                                  ------------------------------------------------------------------------
                                              Weighted                 Weighted                   Weighted
                                  Shares      Average      Shares      Average        Shares      Average
                                  Under       Exercise     Under       Exercise       Under       Exercise
                                  Option       Price       Option       Price         Option       Price
                                  ------      --------     ------      --------       ------      --------
                                                   (in thousands, except price data)

Beginning Balance                    943       $11.40        692       $ 5.11         5,053       $  .85
Granted                            1,030        19.04        329        23.02            71        10.32
Exercised                            (63)        4.54        (73)        4.25            --           --
Canceled                             (90)       18.10         (5)        5.30        (4,432)         .33
                                   -----       ------        ---       ------        ------       ------
Ending Balance                     1,820       $15.64        943       $11.40           692       $ 5.11
                                   =====       ======        ===       ======        ======       ======
Exercisable at end of year           445                     295                        198
                                   =====

     Under the plan, 1,016,000 shares were available for grant as awards or options at December 31, 1997.

     Information regarding options outstanding and exercisable at December 31, 1997 is summarized as follows:

                                  Options Outstanding                            Options Exercisable
                            --------------------------------------------------------------------------------
                                          Weighted Average
                                             Remaining         Weighted                         Weighted
                              Number      Contractual Life      Average         Number      Average Exercise
                            Outstanding      (in years)      Exercise Price   Exercisable         Price
                            -----------   ----------------   --------------   -----------   ----------------
                                                  (in thousands, except price data)
     $ 4.24  -  $ 5.30            504           8.4             $ 4.60            383            $ 4.57
     $16.00  -  $17.75            830           9.3              17.70             11             16.00
     $21.25  -  $26.875           486           9.1              23.56             51             23.74
                            -----------   ----------------   --------------   -----------   -----------
                                1,820           9.0             $15.64            445            $ 7.05
                            ===========   ================   ==============   ===========   ===========

     The weighted average fair value per share of options granted was $10.60, $13.07, and $12.11 in 1997, 1996, and 1995, respectively.

                      Amerin Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements


10.  PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY

PREFERRED STOCK

     Prior to the redemption on December 1, 1995 of the outstanding shares of 13.5% Redeemable Cumulative Convertible Preferred Stock, each such share was convertible into Common Stock on June 30, 2007. The Company had the option to redeem the outstanding preferred shares at a price ranging from $1,000 to $1,030 per share (plus all accrued and unpaid dividends). The preferred shares were redeemable at the option of the holders upon a change of control of the Company.

     Dividends on preferred shares were payable on the last day of each quarter. Dividends for 1995 totaled $5.3 million and were paid in additional shares of preferred stock. The preferred shares were nonvoting, unless dividends were in arrears. Assuming 2,547,170 shares of the common stock and related proceeds of the Company's November 1995 initial public offering had been used to redeem the Preferred Stock at the beginning of the year, the 1995 net loss per diluted share would have been reduced to $(1.58).

The Company has 10,000,000 authorized shares of preferred stock with a $.01 par value.

COMMON STOCK

     Activity for Amerin Corporation's outstanding Common Stock, $.01 par value, is as follows:

                                                        Number of Shares
                                                  ---------------------------
                                                    Voting          Nonvoting
                                                    Common           Common
                                                    Stock            Stock
                                                  ----------       ----------
Outstanding at January 1, 1995..................  17,789,500       3,609,625
Shares issued under long-term incentive plan....       2,250              --
November 28, 1995 issuance......................  13,340,000              --
Cancellation of restricted shares...............  (8,749,932)             --
                                                  ----------       ---------
Outstanding at December 31, 1995................  22,381,818       3,609,625
Shares issued under long-term incentive plan....      22,665              --

Options exercised...............................      72,709              --
Options surrendered.............................      (5,978)             --
                                                  ----------       ---------
Outstanding at December 31, 1996................  22,471,214       3,609,625
Shares issued under long-term incentive plan....       1,263              --
Options exercised...............................      63,532              --

Conversion to voting common stock...............   1,952,716      (1,952,716)
                                                  ----------       ---------
Outstanding at December 31, 1997................  24,488,725       1,656,909
                                                  ==========       =========

                      Amerin Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements


10.  PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY (CONTINUED)

Prior to the Company's initial public offering, the Company's Chairman and President owned 11 million shares of common stock. Such shares were subject to certain restrictions including transfer limitations and contingent recall provisions as described in a stock and voting agreement. Prior to 1995, conditions required for the removal of the recall provisions had not been met. On November 28, 1995, the Company completed an initial public offering of its common stock (the Offering). The net proceeds of the Offering were $200.2 million and a portion of the proceeds were used to redeem all of the outstanding shares of the Company's Redeemable Preferred Stock. When the Offering was consummated, the contingent recall provisions on 2,250,068 shares of the common stock owned by the Company's Chairman and President were removed and 8,749,932 shares of common stock owned by such officers, which were in excess of the number of shares to which they were entitled upon consummation of the Offering pursuant to the terms of a management agreement, were canceled without cost to the Company. Additionally, options to purchase 4,374,966 shares of common stock owned by the President prior to the Offering were canceled. The removal of the contingent recall provisions for a portion of the shares owned by the officers resulted in compensation expense of $35.7 million and a corresponding increase in additional paid-in capital.

     Shares of Voting Common Stock and Nonvoting Common Stock shall rank equally as regards dividend rights, rights on liquidation, and winding up and dissolution.

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

     The Company entered into a noncancelable operating lease for office space that expires in 2005. In addition to base rental costs, the lease provides for rent escalations resulting from increased assessments for real estate taxes, utilities and maintenance. Aggregate minimum rental commitments under the lease are $.2 million in 1998, $.2 million in 1999, $.2 million in 2000, $.3 million in 2001, $.3 million in 2002 and $.8 million thereafter. Rent expense for 1997, 1996 and 1995 was $.6 million, $.6 million and $.3 million, respectively.

     The Company has agreed to loan an officer an amount necessary to cover the potential tax liability, if any, that may be incurred by the officer in the event that a determination is made that the receipt of shares of Voting Common Stock constituted a taxable event.

                      Amerin Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements


12.  DIVIDEND RESTRICTIONS

     Under Illinois insurance regulations, Amerin Guaranty and Amerin Re are each required to maintain statutory basis capital and surplus of $1.5 million. The statutory basis capital and surplus of Amerin Guaranty was $218.6 million and $214.1 million at December 31, 1997 and 1996 respectively.
 The statutory basis capital and surplus of Amerin Re was $28.0 million and $32.6 million at December 31, 1997 and 1996, respectively.

     Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than 25 times the total of statutory capital and surplus and the statutory basis contingency reserve. At December 31, 1997, the Company's insurance subsidiaries' risk-to-capital ratios were below these limits.

     The payment of dividends from unassigned surplus by the insurance subsidiaries without prior approval of the Illinois Insurance Department is subject to certain restrictions principally including those relating to the greater of 10% of the prior year's statutory basis surplus or net income. The total amount of dividends that could be paid in 1998 without regulatory approval is approximately $2.8 million.

     In addition, dividend restrictions have been placed on the Company and its subsidiaries by Moody's Investors Services, Inc., Fitch Investors Services, L.P., and Standard & Poor's Corporation (collectively, Rating Agencies) as embodied in various support agreements (Agreements). Those restrictions require that no dividend will be declared or paid if the subsidiaries' net risk in force exceeds the maximum multiple of capital, as specified in the Agreements, or the subsidiaries' rating is less than the minimum rating allowed.

13.  STANDBY COMMITMENTS

     The claims-paying ability of Amerin Guaranty is rated "AA" by Standard & Poor's Corporation, "AA" by Fitch Investors Services, L.P., and "Aa3" by Moody's Investor Services, Inc., based on the respective assessments by each rating service of the creditworthiness of Amerin Guaranty. Creditworthiness is a function of the level of paid-in and other capital, as well as other qualitative considerations. Prior to November 28, 1995, additional capital support was provided via standby capital in the form of standby commitments on the part of certain of the Company's stockholders. The Company was charged fees for the standby commitments that amounted to $.9 million in 1995.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of unaudited quarterly results of operations for 1997 and 1996 is as follows:

                                          1ST        2ND         3RD        4TH
                                     --------   --------    --------   --------
                                       (in thousands, except per share data)
1997
Net premiums earned................  $ 20,491   $ 21,913    $ 24,001   $ 25,924
Net investment income and other....     4,461      4,597       4,775      5,941
Net income.........................     8,669      9,715      10,529     11,846
Net income per common share:
  Basic............................       .33        .37         .40        .45
  Diluted..........................       .33        .37         .40        .45

1996
Net premiums earned................  $ 12,122   $ 14,755    $ 16,680   $ 18,792
Net investment income and other....     4,086      3,816       4,366      4,764
Net income.........................     5,674      6,711       7,588      8,256
Net income per common share:
  Basic............................       .22        .26         .29        .32
  Diluted..........................       .22        .25         .29        .31

                      Amerin Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements


15.  NET INCOME (Loss) PER COMMON SHARE

     The following table sets forth the computation of net income (loss) per common share (in thousands, except per share data):

                                                                        Years Ended December 31,
                                                                    --------------------------------
                                                                     1997        1996         1995
                                                                    --------------------------------
Net income (loss)                                                   $40,759     $28,229     $(22,811)
Less pay-in-kind dividends on preferred stock                            --          --       (5,287)
                                                                    -------     -------     --------
Net income (loss) applicable to common stockholders                 $40,759     $28,229     $(28,098)
                                                                    =======     =======     ========

Weighted average number of common shares outstanding                 26,119      26,038       12,106
Dilutive effect of stock options using the treasury stock method        364         313           --
                                                                    -------     -------     --------
Weighted average number of common and common equivalent
     shares outstanding                                              26,483      26,351       12,106
                                                                    =======     =======     ========

Net income (loss) per common share:
     Basic                                                          $  1.56     $  1.08     $  (2.32)
     Diluted                                                           1.54        1.07        (2.32)

     For 1997, 1996 and 1995, the weighted average number of common shares includes 13,340,000 shares issued on November 28, 1995, in conjunction with the Company's initial public offering. Weighted average shares in 1997, 1996 and 1995 also includes 2,250,068 shares as of November 28, 1995 out of a total of 11,000,000 shares that were previously excluded from weighted average shares due to the fact that such shares were subject to contingent recall provisions and the conditions required for the removal of the recall provisions on the 11,000,000 shares had not been met. The Company's initial public offering removed the recall provisions on 2,250,068 of the 11,000,000 shares and resulted in the cancellation of the remaining 8,749,932 shares (see Note 10).

     Where the effect of common stock equivalents on net income or loss per share would be antidilutive, they are excluded from the average common and common equivalent shares outstanding. During 1995, the Company's stock options are antidilutive and are excluded from average common and common equivalent shares outstanding. Because preferred stock which was redeemed in 1995 was not convertible until 2007, at which time it was mandatorily convertible, conversion is not assumed for purposes of calculating diluted net loss per share in 1995.

                               Amerin Corporation
                                (Parent Company)


          Schedule II -- Condensed Financial Information of Registrant


                            Condensed Balance Sheets
                                 (in thousands)


                                                                                  December 31,
                                                                           ---------------------------
                                                                             1997               1996
                                                                           ---------          --------

ASSETS
Investment in subsidiaries.........................................         $340,499          $294,436
Investments
    Fixed maturities available-for-sale, at fair value.............              805             1,936
    Short-term investments.........................................                4               350
                                                                            --------          --------
       Total investments...........................................              809             2,286
Cash...............................................................               20               128
Accrued investment income..........................................               16                46
Goodwill, net of accumulated amortized (1997 -- $844;
    1996 -- $695)..................................................            2,133             2,282
Other intangibles, net of accumulated amortization (1997 -- $1,616;
    1996 -- $1,460)................................................               --               156
Due from Subsidiaries..............................................            4,682                --
Federal income taxes recoverable...................................            1,803               847
Other assets.......................................................              490               619
                                                                            --------          --------
       Total assets................................................         $350,452          $300,800
                                                                            ========          ========
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

LIABILITIES
Due to subsidiaries................................................               --                64
Accounts payable and other liabilities.............................              297               127
                                                                            --------          --------
      Total liabilities............................................              297               191

COMMON STOCKHOLDERS' EQUITY
   Voting Common Stock.............................................              245               225
   Non-voting Common Stock.........................................               17                36
   Additional paid-in capital......................................          316,642           315,863
   Net unrealized investment gains.................................            8,229               222
   Retained earnings (deficit).....................................           25,022           (15,737)
                                                                            --------          --------
Total common stockholders's equity.................................          350,155           300,609
                                                                            --------          --------
Total liabilities and common stockholders' equity..................         $350,452          $300,800
                                                                            ========          ========


                        See notes to consolidated financial statements




                               Amerin Corporation
                                (Parent Company)


      Schedule II -- Condensed Financial Information of Registrant (Continued)

                      Condensed Statements of Operations


                                                                                    Year ended December 31,
                                                                           -----------------------------------------
                                                                             1997             1996             1995
                                                                            ------          -------          --------
                                                                                         (in thousands)
REVENUES
    Net investment income.........................................         $    80          $   149         $    283
    Realized investment losses....................................              (3)              --               (2)
                                                                           -------          -------         ---------
       Total revenues.............................................              77              149              281
EXPENSES
    Administrative and other......................................           1,611            1,084              581
                                                                           -------          -------         ---------
Loss before equity in undistributed net income or
   loss of subsidiaries and income-tax benefit...................           (1,534)            (935)            (300)
       Equity in undistributed net income
        (loss) of subsidiaries....................................          41,860           28,906          (22,554)
                                                                           -------          -------         ---------
Net income (loss) before income taxes.............................          40,326           27,971          (22,854)
Federal income-tax benefit........................................            (433)            (258)             (43)
                                                                           -------          -------         ---------
      Net income (loss)...........................................          40,759           28,229          (22,811)
Pay-in-kind dividends on preferred stock..........................              --               --            5,287
                                                                           -------          -------         ---------
Net income (loss) applicable to common stockholders...............         $40,759          $28,229         $(28,098)
                                                                           =======          =======         =========


                         See notes to consolidated financial statements


                     Amerin Corporation and Subsidiaries
                    Notes to Consolidated Financial Statements


                            Amerin Corporation
                             (Parent Company)

 Schedule II -- Condensed Financial Information of Registrant (Continued)

                    Condensed Statements of Cash Flows


                                                             Year ended December 31,
                                                   ------------------------------------------
                                                       1997          1996             1995
                                                   -----------  --------------   -------------
                                                                (in thousands)

Net cash provided (used) by operating activities..  $ (1,159)      $(1,778)       $      974


Investing activities:
     Capital contribution to subsidiaries..........   (1,243)          --           (152,000)
  Purchase of:
     Fixed maturities.............................       --            --             (1,977)
     Short-term investments, net..................       --            --             (1,295)

  Sale of:
     Fixed maturities.............................     1,198            --                --
     Short-term investments, net..................       346           945                --
                                                   -----------  --------------   -------------

     Net cash provided (used) by
      investing activities........................       301           945          (155,272)

Financing activities:

   Issuance of common stock.......................       750           713           200,152
   Redemption of preferred stock..................        --            --           (46,042)
                                                   -----------  --------------   -------------
     Net cash provided by financing
      activities..................................       750           713           154,110
                                                   -----------  --------------   -------------
     Decrease in cash.............................      (108)         (120)             (188)

Cash at beginning of year.........................       128           248               436
                                                   -----------  --------------   -------------
Cash at end of year...............................  $     20       $   128        $      248
                                                   -----------  --------------   -------------
                                                   -----------  --------------   -------------


                            See notes to consolidated financial statements

                                                 Amerin Corporation and Subsidiaries

                                         Schedule III -- Supplementary Insurance Information


                                                       Year Ended December 31,

-----------------------------------------------------------------------------------------------------------------------------------
                                    Loss and                                           Benefits,   Amortization
                         Deferred     Loss                                              Claims,    of Deferred
                          Policy   Adjustment Unearned  Future                Net     Losses and     Policy       Other      Net
                        Acquisition  Expense   Premium  Policy   Premium  Investment  Settlement   Acquisition  Operating  Premiums
                          Costs    Reserves  Reserves  Benefits  Revenues   Income     Expenses      Costs      Expenses   Written
-----------------------------------------------------------------------------------------------------------------------------------
1997 Mortgage Guaranty    $7,776    $31,280   $23,352   $  --     $92,329    $19,774     $30,272      $7,102    $18,061   $94,740

1996 Mortgage Guaranty    $5,569    $18,730   $20,525   $  --     $62,349    $17,032     $20,681      $7,937    $11,171   $70,000

1995 Mortgage Guaranty    $4,419    $ 7,092   $12,710   $  --     $27,559    $ 8,103     $ 7,757      $5,268    $44,027   $33,946


                  Amerin Corporation and Subsidiaries

            Schedule V -- Valuation and Qualifying Accounts


                                                      Balance at
                                                      Beginning of                          Balance at
                                                         Year        Additions  Deductions  End of Year
                                                      ------------   ---------  ----------  -----------
Year Ended December 31, 1997
  Accumulated amortization of goodwill                  $  695        $  149     $ --        $   844
  Accumulated amortization of furniture and equipment    1,625         1,211       61          2,775
  Accumulated amortization of other intangibles          1,460           156       --          1,616

Year Ended December 31, 1996
  Accumulated amortization of goodwill                  $  546        $  149    $ --        $    695
  Accumulated amortization of furniture and equipment      939           718      32           1,625
  Accumulated amortization of other intangibles          1,137           323      --           1,460

Year Ended December 31, 1995:
  Accumulated amortization of goodwill                  $  397        $  149    $ --         $   546
  Accumulated amortization of furniture and equipment      466           501      28             939
  Accumulated amortization of other intangibles            814           323      --           1,137
