Form 10-Q
period 1998-03-31
AMERIN CORP
filed 1998-05-15
CIK 1001603

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549
                                ---------------
                                   FORM 10-Q
                                ---------------

          /X/    Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1998


                                      OR

          / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the transition period from ------- to -------

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

                                  Yes    X        No
                                      --------       -------

                 APPLICABLE ONLY TO ISSUER'S INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                   Yes          No
                                        -----       ------

                        APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                      Class                       Outstanding at May 1, 1998
                -------------------               --------------------------
     Voting Common Stock, $.01 per value                    24,704,813
     Nonvoting Common Stock, $.01 per value                  1,656,909

                                 AMERIN CORPORATION
                                 TABLE OF CONTENTS

                                                                          PAGE

PART I.  FINANCIAL INFORMATION

   ITEM 1. Financial Statements:

      Condensed Consolidated Balance Sheets at
         March 31, 1998 (unaudited) and December 31, 1997. . . . . . . . .  1

      Condensed Consolidated Statements of Operations for the
         Three Month Periods Ended March 31, 1998 and 1997 (unaudited) . .  2

      Condensed Consolidated Statements of Cash Flows for the
         Three Month Periods Ended March 31, 1998 and 1997 (unaudited) . .  3

      Notes to Condensed Consolidated Financial Statements (unaudited) . .  4

   ITEM 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . . .  5

PART II.  OTHER INFORMATION

   ITEM 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  8

                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       AMERIN CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          MARCH 31,                DECEMBER 31,
                                                             1998                     1997
                                                         -----------               ------------
                                                         (UNAUDITED)
                                                               (IN THOUSANDS OF DOLLARS)
ASSETS
Investments:
   Fixed maturities available-for-sale, at fair value. . .  $  388,697              $  374,320
   Short-term investments. . . . . . . . . . . . . . . . .       6,026                   3,400
                                                            ----------              ----------
Total investments. . . . . . . . . . . . . . . . . . . . .     394,723                 377,720
Cash and cash equivalents. . . . . . . . . . . . . . . . .       7,467                   4,456
Accrued investment income. . . . . . . . . . . . . . . . .       5,380                   5,872
Premiums receivable. . . . . . . . . . . . . . . . . . . .       6,596                   5,020
Deferred policy acquisition costs. . . . . . . . . . . . .       8,998                   7,776
Leasehold improvements, furniture and equipment, at cost,
   net of accumulated depreciation . . . . . . . . . . . .       9,779                   9,315
Goodwill, net of accumulated amortization. . . . . . . . .       2,096                   2,133
Other assets . . . . . . . . . . . . . . . . . . . . . . .       4,535                   3,009
                                                            ----------              ----------
Total assets . . . . . . . . . . . . . . . . . . . . . . .  $  439,574              $  415,301
                                                            ----------              ----------
                                                            ----------              ----------

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Liabilities:
   Loss reserves . . . . . . . . . . . . . . . . . . . . .  $   35,407              $   31,280
   Unearned premiums . . . . . . . . . . . . . . . . . . .      22,999                  23,352
   Current income taxes. . . . . . . . . . . . . . . . . .       2,883                     790
   Deferred income taxes . . . . . . . . . . . . . . . . .       5,066                   5,015
   Payable for securities. . . . . . . . . . . . . . . . .       7,034                     ---
   Accrued expenses and other liabilities. . . . . . . . .       3,689                   4,709
                                                            ----------              ----------
   Total liabilities . . . . . . . . . . . . . . . . . . .      77,078                  65,146

Common Stockholders' Equity:
   Voting Common Stock, $.01 par, 50,000,000 shares authorized,
      24,584,851 shares and 24,488,725 shares issued and
      outstanding in 1998 and 1997, respectively . . . . .         245                     245
   Nonvoting Common Stock, $.01 par, 50,000,000 shares
      authorized, 1,656,909 shares issued and outstanding
      in 1998 and 1997 . . . . . . . . . . . . . . . . . .          17                      17
   Additional paid-in capital. . . . . . . . . . . . . . .     317,949                 316,642
   Accumulated other comprehensive income. . . . . . . . .       7,312                   8,229
   Retained earnings . . . . . . . . . . . . . . . . . . .      36,973                  25,022
                                                            ----------              ----------
Total common stockholders' equity. . . . . . . . . . . . .     362,496                 350,155
                                                            ----------              ----------
   Total liabilities and common stockholders' equity . . .  $  439,574            $    415,301
                                                            ----------              ----------
                                                            ----------              ----------

                                  See accompanying notes.

                             AMERIN CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                      1998                 1997
                                                      ----                 ----
                                                            (UNAUDITED)
                                          (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

Revenues:
   Net premiums written .............................. $ 27,162              $  20,424
   Decrease in unearned premiums......................      447                     67
                                                       --------              ---------
   Net premiums earned ...............................   27,609                 20,491
   Net investment income .............................    5,088                  4,483
   Realized investment gains (losses) ................      430                    (22)
                                                       --------              ---------
Total revenues........................................   33,127                 24,952

Expenses:
     Losses incurred..................................    9,334                  6,630
     Policy acquisition costs ........................    3,939                  2,539
     Underwriting and other expenses .................    3,175                  3,616
                                                       --------              ---------
Total expenses .......................................   16,448                 12,785
                                                       --------              ---------
Income before income taxes ...........................   16,679                 12,167
Income taxes .........................................    4,729                  3,498
                                                       --------              ---------
Net income ........................................... $ 11,950              $   8,669
                                                       --------              ---------
                                                       --------              ---------
Net income per common share:
     Basic ..........................................  $    .46              $     .33
     Diluted ........................................  $    .45              $     .33
Average common and common equivalent shares
  outstanding........................................  26,666.0               26,357.9

                                      See accompanying notes.

                        AMERIN CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  THREE MONTHS ENDED MARCH 31
                                                                  ---------------------------
                                                                  1998                   1997
                                                                  ----                   ----
                                                                          (UNAUDITED)
                                                                  (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ...................................................  $ 11,950               $ 8,669
Adjustments to reconcile net income to net cash
        provided by operating activities:
    Change in:
          Accrued  investment income and premiums receivable .    (1,084)                  731
          Loss reserves.......................................     4,127                 3,758
          Unearned premiums ..................................      (353)                  (57)
          Accounts payable and accrued expenses ..............      (978)               (1,529)
          Federal income taxes ...............................     2,638                 2,791
Policy acquisition costs deferred ............................    (2,558)               (2,360)
Policy acquisition costs amortized ...........................     1,336                 2,395
Depreciation and other amortization ..........................       543                   334
Realized investment (gains) losses ...........................      (430)                   22
Other items, net .............................................    (1,352)               (1,016)
                                                                 --------              --------
Net cash provided by operating activities ....................    13,839                13,738
                                                                 --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of:
     Fixed maturity securities ...............................   (33,281)              (31,768)
     Property and equipment ..................................      (969)                 (300)
     Short-term investments, net .............................    (2,626)               11,189
Sale or maturity of:
     Fixed maturity securities ...............................    24,740                 7,453
     Property and equipment ..................................       ---                     1
                                                                 --------              --------
Net cash used by investing activities ........................   (12,136)              (13,425)
                                                                 --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock .....................................     1,308                   342
                                                                 --------              --------
Net cash provided by financing activities ....................     1,308                   342
                                                                 --------              --------
Net increase in cash and cash equivalents.....................     3,011                   655
Cash and cash equivalents at beginning of period .............     4,456                 1,176
                                                                 --------              --------
Cash and cash equivalents at end of period ...................  $  7,467               $ 1,831
                                                                 --------              --------
                                                                 --------              --------

                        See accompanying notes.

                        AMERIN CORPORATION AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

1.   ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NEW AUTHORITATIVE PRONOUNCEMENT

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosure about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. However, segment information is not required to be reported in interim financial statements in the initial year of adoption. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Implementation of this standard is not expected to have a material effect on the Company's Financial statements.

2.   INCOME TAXES

The provision for income taxes varies from the statutory federal income tax rate applied to income before income taxes principally due to tax exempt interest.

3.   NET INCOME PER COMMON SHARE

The following table sets forth the computation of net income per common share (in thousands, except per share data):


                                                        Three months ended March 31
                                                        ---------------------------
                                                         1998                  1997
                                                         ----                  ----
 Net income                                             $  11,950              $ 8,669
                                                        ---------              -------
 Weighted average number of common shares outstanding      26,193               26,086
 Dilutive effect of stock options using the
    treasury stock method                                     473                  272
                                                        ---------              -------
 Weighted average number of common and common
    equivalent shares outstanding                          26,666               26,358
                                                        ---------              -------
 Net income per common share:
      Basic                                             $     .46              $   .33
      Diluted                                           $     .45              $   .33


Where the effect of common stock equivalents on net income or loss per share would be antidilutive, they are excluded from the average common and common equivalent shares outstanding.

4.   COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted the interim reporting requirements of Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available for sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year consolidated financial statements have been reclassified to conform to the requirements of SFAS 130.

The components of comprehensive income and accumulated other comprehensive income are as follows (in thousands):


                                                     Three months ended March 31
                                                     ---------------------------
                                                      1998                  1997
                                                      ----                  ----

 Net income.......................................   $  11,950            $  8,669
 Net change in unrealized gain on available for
   sale securities, net of income taxes of
   $(494) and $(1,909), respectively .............        (917)              (3546)
                                                     ---------            --------
 Comprehensive income ............................   $  11,033            $  5,123
                                                     ---------            --------
                                                     ---------            --------

 Accumulated other comprehensive income at
   beginning of period ...........................   $   8,229            $    222
 Net change in unrealized gain on available
   for sale securities, net of income taxes ......        (917)             (3,546)
                                                     ---------            --------
 Accumulated other comprehensive income at
   end of period..................................   $   7,312            $ (3,324)
                                                     ---------            --------
                                                     ---------            --------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997. Net premiums written for the three months ended March 31, 1998 were $27.2 million compared to $20.4 million for the three months ended March 31, 1997, which represents a 33% increase. The increase was primarily attributable to growth in insurance in force and related renewal premiums of the Company's primary insurance subsidiary, Amerin Guaranty Corporation ("Amerin Guaranty"). Management believes that Amerin Guaranty was able to increase revenues due primarily to increased use by existing lenders of the Company's borrower-paid mortgage insurance and the addition of new lenders which began doing business with the Company during the last year. Amerin Guaranty's monthly premium plan represented 89.2% of new insurance written for the three months ended March 31, 1998 compared to 91.2% for the same period in 1997.

     Net premiums earned increased by $7.1 million to $27.6 million for the three months ended March 31, 1998 from $20.5 million for the three months ended March 31, 1997. This increase was primarily due to the increase in insurance written and in force in the 1998 period over the corresponding portion of the 1997 period.

     Net investment income of $5.1 million for the three months ended March 31, 1998 increased by $.6 (or 13%) over the same period in 1997 primarily due to investment of the proceeds of Amerin Guaranty's net operating cash flows over the course of 1997 and the first three months of 1998. Realized investment gains for the three months ended March 31, 1998 were $430,000 compared to realized investment losses of $22,000 for the same period in 1997.

     Losses incurred in the three months ended March 31, 1998 were $9.3 million, compared to $6.6 million of losses incurred in the three months ended March 31, 1997, as a result of the aging of the Company's policies and growth in insurance in force. Because of the Company's limited operating history, its loss experience is expected to significantly increase as its policies age further. Policy acquisition costs during the three months ended March 31, 1998 of $3.9 million increased by $1.4 million (or 55%) compared to the same period in 1997 principally due to the growth in the level of marketing and underwriting activity in connection with the increased production of new insurance written in the 1997 period compared to the prior year period. Underwriting and other expenses decreased by $.4 million (or 12%) for the three months ended March 31, 1998 over the same period in 1997 due to expenses incurred in connection with the Company's secondary offering completed in February, 1997.

     The Company's effective tax rate was 28% in the three months ended March 31, 1998 compared to 29% for the same period in 1997. The effective tax rate for the first quarter of 1998 and 1997 was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income.

     As a result of the foregoing factors, the Company had net income of $12.0 million for the three months ended March 31, 1998, compared to net income of $8.7 million for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The liquidity and capital resource considerations are different for Amerin Corporation and its principal insurance operating subsidiary, Amerin Guaranty, as discussed below.

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

     Amerin Guaranty generates substantial cash flows from operations as a result of premiums being received in advance of the time when claim payments are required. Cash flows generated from Amerin Guaranty's mortgage insurance operations totaled $16.6 million and $14.1 million for the first three months of 1998 and 1997, respectively. These operating cash flows, along with that portion of the investment portfolio that is held in cash and highly liquid securities, are available towards the liquidity requirements of Amerin Guaranty. Amerin Guaranty's investment portfolio was $352.8 million at March 31, 1998 and $333.3 million at December 31, 1997.

     All of the Company's $388.7 million of fixed income securities at March 31, 1998 are rated "investment grade," which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2 or an S&P rating ranging from "AAA" to "BBB-."

     RISK TO CAPITAL RATIO. As a condition to maintenance of its claims-paying ratings, the total amount of insurance risk that may be written by Amerin Guaranty is limited to a multiple of 20 times its statutory capital (which includes the contingency reserve) less the carrying value of non-investment grade debt and tax and loss bonds and investments in affiliates, or such higher or lower multiple as is reasonably determined by the rating agency in its sole discretion. Amerin Guaranty has several alternatives available to control its risk to capital ratio, including obtaining capital contributions from the Company, purchasing reinsurance and reducing the amount of new business written. A material reduction in statutory capital, whether resulting from underwriting or investment losses or otherwise, or a disproportionate increase in risk in force, could increase the risk to capital ratio. An increase in the risk to capital ratio could limit Amerin Guaranty's ability to write new business (which in turn could materially adversely affect the Company's results of operations and prospects). At March 31, 1998 and December 31, 1997, Amerin Guaranty's risk to capital ratio was 16.4 to 1 and 16.1 to 1, respectively.

                            PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


     No matters were submitted to a vote of holders of the Company's securities in the first quarter.


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


                                         AMERIN CORPORATION


Date:  May 13, 1998                      By: /s/ Gerald L. Friedman
                                             ----------------------
                                             Gerald L. Friedman
                                             Chairman of the Board and
                                             Chief Executive Officer


Date:  May 13, 1998                      By: /s/ David I. Vickers
                                             --------------------
                                             David I. Vickers
                                             Senior Vice President
                                             Chief Financial Officer

                                 INDEX TO EXHIBITS




     Exhibit
     Number       Description of Document                        Page
     -------      -----------------------                        ----
      27.1        Financial Data Schedule.