Form 10-Q
period 1998-06-30
AMERIN CORP
filed 1998-08-14
CIK 1001603

                          SECURITIES AND EXCHANGE COMMISSION


                               Washington, D.C.  20549
                                   _______________
                                      FORM 10-Q
                                   _______________

              X     Quarterly Report Pursuant to Section 13 or 15(d) of
             ---
                    the Securities Exchange Act of 1934

                    For the quarterly period ended June 30, 1998

                                         OR

                    Transition Report Pursuant to Section 13 or 15(d) of the
             ---
                    Securities Exchange Act of 1934

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

         Yes X   No___
            ---

                  APPLICABLE ONLY TO ISSUER'S INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                   Yes ___ No___

                        APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                             Outstanding at July 31, 1998
              -----                             ----------------------------
     Voting Common Stock, $.01 per value               24,777,587
     Nonvoting Common Stock, $.01 per value             1,656,909

--------------------------------------------------------------------------------
                                 AMERIN CORPORATION
                                 TABLE OF CONTENTS

                                                                                   PAGE


PART I.  FINANCIAL INFORMATION

   ITEM 1.   Financial Statements:
   Condensed Consolidated Balance Sheets at
     June 30, 1998 (unaudited) and December 31, 1997.............................     1

   Condensed Consolidated Statements of Operations for the
     Three and Six Month Periods Ended June 30, 1998 and 1997 (unaudited)........     2

   Condensed Consolidated Statements of Cash Flows for the
     Six Month Periods Ended June 30, 1998 and 1997 (unaudited)..................     3

   Notes to Condensed Consolidated Financial Statements (unaudited)..............     4

   ITEM 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.................................     5

PART II.  OTHER INFORMATION

   ITEM 6.   Exhibits and Reports on Form 8-K....................................     8

                                       I

                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         AMERIN CORPORATION AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   JUNE 30,     DECEMBER 31,
                                                                    1998            1997
                                                                  ---------     ------------
                                                                 (UNAUDITED)
                                                                   (IN THOUSANDS OF DOLLARS)
ASSETS
Investments:
    Fixed maturities available-for-sale, at fair value             $394,077       $374,320
    Short-term investments. . . . . . . . . . . . . . . . . . .       8,309          3,400
                                                                  ---------       --------
Total investments . . . . . . . . . . . . . . . . . . . . . . .     402,386        377,720
Cash and cash equivalents . . . . . . . . . . . . . . . . . . .       4,103          4,456
Accrued investment income . . . . . . . . . . . . . . . . . . .       6,059          5,872
Premiums receivable . . . . . . . . . . . . . . . . . . . . . .       6,481          5,020
Current income taxes. . . . . . . . . . . . . . . . . . . . . .       3,679            ---
Deferred policy acquisition costs . . . . . . . . . . . . . . .      11,365          7,776
Leasehold improvements, furniture and equipment, at cost,
    net of accumulated depreciation . . . . . . . . . . . . . .      11,645          9,315
Goodwill, net of accumulated amortization . . . . . . . . . . .       2,059          2,133
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . .       4,732          3,009
                                                                  ---------       --------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . . .    $452,509       $415,301
                                                                  ---------       --------
                                                                  ---------       --------

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Liabilities:
    Loss reserves . . . . . . . . . . . . . . . . . . . . . . .    $ 37,053       $ 31,280
    Unearned premiums . . . . . . . . . . . . . . . . . . . . .      23,927         23,352
    Current income taxes. . . . . . . . . . . . . . . . . . . .         ---            790
    Deferred income taxes . . . . . . . . . . . . . . . . . . .       6,294          5,015
    Accrued expenses and other liabilities. . . . . . . . . . .       6,689          4,709
                                                                  ---------       --------
    Total liabilities . . . . . . . . . . . . . . . . . . . . .      73,963         65,146

Common Stockholders' Equity:
    Voting Common Stock, $.01 par, 50,000,000 shares authorized,
        24,773,887 shares and 24,488,725 shares issued and
        outstanding in 1998 and 1997, respectively. . . . . . .         248            245
    Nonvoting Common Stock, $.01 par, 50,000,000 shares
        authorized, 1,656,909 shares issued and outstanding
        in 1998 and 1997. . . . . . . . . . . . . . . . . . . .          17             17
    Additional paid-in capital. . . . . . . . . . . . . . . . .     320,766        316,642
    Accumulated other comprehensive income. . . . . . . . . . .       8,017          8,229
    Retained earnings . . . . . . . . . . . . . . . . . . . . .      49,498         25,022
                                                                  ---------       --------
Total common stockholders' equity . . . . . . . . . . . . . . .     378,546        350,155
                                                                  ---------       --------
    Total liabilities and common stockholders' equity . . . . .    $452,509       $415,301
                                                                  ---------       --------
                                                                  ---------       --------

                               See accompanying notes.

                            AMERIN CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                           JUNE 30,                     JUNE 30,
                                                                     1998           1997           1998           1997
                                                                     ----           ----           ----           ----
                                                                                       (UNAUDITED)
                                                                      (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
Revenues:
    Net premiums written. . . . . . . . . . . . . . . . . . . .     $30,097        $21,913        $57,259        $42,337
    (Increase) decrease in unearned premiums. . . . . . . . . .        (579)           ---           (132)            67
                                                                   --------        -------        -------        -------
    Net premiums earned . . . . . . . . . . . . . . . . . . . .      29,518         21,913         57,127         42,404
    Net investment income . . . . . . . . . . . . . . . . . . .       5,329          4,590         10,417          9,073
    Realized investment gains (losses)  . . . . . . . . . . . .         122              7            552            (15)
                                                                   --------        -------        -------        -------
Total revenues. . . . . . . . . . . . . . . . . . . . . . . . .      34,969         26,510         68,096         51,462

Expenses:
    Losses incurred . . . . . . . . . . . . . . . . . . . . . .       7,086          6,750         16,420         13,380
    Marketing, policy issue and underwriting expenses . . . . .       5,653          2,755          9,592          5,294
    Other operating expenses. . . . . . . . . . . . . . . . . .       4,435          3,496          7,610          7,112
                                                                   --------        -------        -------        -------
Total expenses. . . . . . . . . . . . . . . . . . . . . . . . .      17,174         13,001         33,622         25,786
                                                                   --------        -------        -------        -------
Income before taxes.. . . . . . . . . . . . . . . . . . . . . .      17,795         13,509         34,474         25,676
Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .       5,268          3,794          9,997          7,292
                                                                   --------        -------        -------        -------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .     $12,527         $9,715        $24,477        $18,384
                                                                   --------        -------        -------        -------
                                                                   --------        -------        -------        -------

Net income per common share:
    Basic.. . . . . . . . . . . . . . . . . . . . . . . . . . .     $  0.48         $ 0.37        $  0.93        $  0.70
    Diluted.. . . . . . . . . . . . . . . . . . . . . . . . . .     $  0.47         $ 0.37        $  0.92        $  0.70
Average common and common equivalent shares
    outstanding (in thousands). . . . . . . . . . . . . . . . .    26,760.0       26,457.7       26,720.0       26,415.7

                                         See accompanying notes.

                      AMERIN CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   SIX MONTHS ENDED JUNE 30
                                                                     1998            1997
                                                                   --------       --------
                                                                         (UNAUDITED)
                                                                  (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . .     $24,477        $18,384
Adjustments to reconcile net income to net cash
      provided by operating activities:
Change in:
             Accrued investment income and premiums receivable.      (1,648)          (369)
             Loss reserves. . . . . . . . . . . . . . . . . . .       5,773          5,274
             Unearned premiums. . . . . . . . . . . . . . . . .         575            123
             Accounts payable and accrued expenses. . . . . . .       2,063           (332)
             Federal income taxes . . . . . . . . . . . . . . .      (3,076)          (350)
Policy acquisition costs deferred.. . . . . . . . . . . . . . .      (6,627)        (5,270)
Policy acquisition costs amortized. . . . . . . . . . . . . . .       3,038          5,012
Depreciation and other amortization.. . . . . . . . . . . . . .       1,218            693
Realized investment losses (gains). . . . . . . . . . . . . . .        (552)            15
Other items, net. . . . . . . . . . . . . . . . . . . . . . . .      (1,427)          (426)
                                                                    -------        -------
Net cash provided by operating activities.. . . . . . . . . . .      23,814         22,754
                                                                    -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of:

             Fixed maturity securities  . . . . . . . . . . . .     (77,475)       (48,204)
             Property and equipment . . . . . . . . . . . . . .      (3,439)        (2,266)
             Short-term investments, net. . . . . . . . . . . .      (4,909)        13,746

Sale or maturity of:

             Fixed maturity securities. . . . . . . . . . . . .      57,529         13,009
             Property and equipment . . . . . . . . . . . . . .        --                7
                                                                    -------        -------
Net cash used by investing activities . . . . . . . . . . . . .     (28,294)       (23,708)
                                                                    -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock. . . . . . . . . . . . . . . . . . . .       4,127            474
                                                                    -------        -------
Net cash provided by financing activities . . . . . . . . . . .       4,127            474
                                                                    -------        -------
Net decrease in cash and cash equivalents . . . . . . . . . . .        (353)          (480)
Cash and cash equivalents at beginning of period. . . . . . . .       4,456          1,176
                                                                    -------        -------
Cash and cash equivalents at end of period. . . . . . . . . . .      $4,103           $696
                                                                    -------        -------
                                                                    -------        -------

                                    See accompanying notes.

                         AMERIN CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)


1.   ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

In June, 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

2.   INCOME TAXES

The provision for income taxes varies from the statutory federal income tax rate applied to income before income taxes principally due to tax exempt interest.

3.   NET INCOME PER COMMON SHARE

The following table sets forth the computation of net income per common share (in thousands, except per share data):

                                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                            JUNE 30                     JUNE 30
                                                                    1998            1997           1998           1997
                                                                   --------        ------         -------       --------
                                                                                       (UNAUDITED)
                                                                                 (IN THOUSANDS OF DOLLARS)
Net income . . . . . . . . . . . . . . . . . . . . . . . . . .      $12,527         $9,715        $24,477        $18,384
                                                                    -------        -------        -------        -------
                                                                    -------        -------        -------        -------

Weighted average number of common shares outstanding.. . . . .       26,365         26,114         26,280         26,100
Dilutive effect of stock options using the treasury stock
    method.. . . . . . . . . . . . . . . . . . . . . . . . . .          395            344            440            316
                                                                    -------        -------        -------        -------
Weighted average number of common and common
    equivalent shares outstanding. . . . . . . . . . . . . . .       26,760         26,458         26,720         26,416
                                                                    -------        -------        -------        -------
Net income per common share:

     Basic . . . . . . . . . . . . . . . . . . . . . . . . . .         $.48           $.37           $.93           $.70
     Diluted . . . . . . . . . . . . . . . . . . . . . . . . .         $.47           $.37           $.92           $.70

Where the effect of common stock equivalents on net income share per share would be antidilutive, they are excluded from the average common and common equivalent shares outstanding.

4.  COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted the interim reporting requirements of Statement of Financial Accounting Standards No 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 has no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available for sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year consolidated financial statements have been reclassified to conform to the requirements of SFAS 130.

The components of comprehensive income and accumulated other comprehensive income are as follows (in thousands):

                                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     ------------------              ----------------
                                                                           JUNE 30                      JUNE 30
                                                                           -------                      -------
                                                                     1998           1997          1998            1997
                                                                    -------       --------        -------       --------
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . .      $12,527         $9,715        $24,477        $18,384
Net change in unrealized gain on available for sale
     securities, net of income taxes . . . . . . . . . . . . .          705          4,654           (212)         1,108
                                                                    -------       --------        -------       --------
Comprehensive income . . . . . . . . . . . . . . . . . . . . .      $13,232        $14,369        $24,265        $19,492
                                                                    -------       --------        -------       --------
                                                                    -------       --------        -------       --------
Accumulated other comprehensive income at beginning
    of period. . . . . . . . . . . . . . . . . . . . . . . . .       $7,312        $(3,324)        $8,229           $222
Net change in unrealized gain on available for sale
  securities, net of income taxes. . . . . . . . . . . . . . .          705          4,654           (212)         1,108
                                                                    -------       --------        -------       --------
 Accumulated other comprehensive income at end of
    period.. . . . . . . . . . . . . . . . . . . . . . . . . .       $8,017         $1,330         $8,017         $1,330
                                                                    -------       --------        -------       --------
                                                                    -------       --------        -------       --------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997. Net premiums written for the three months ended June 30, 1998 were $30.1 million compared to $21.9 million for the three months ended June 30, 1997, which represents a 37% increase. The increase was primarily attributable to growth in insurance in force and related renewal premiums of the Company's primary insurance subsidiary, Amerin Guaranty Corporation ("Amerin Guaranty"). Management believes that Amerin Guaranty was able to increase revenues due primarily to increased use by existing lenders of the Company's borrower-paid mortgage insurance and the addition of new lenders which began doing business with the Company during the last year. Amerin Guaranty's monthly premium plan represented 89.6% of new insurance written for the three months ended June 30, 1998 compared to 87.9% for the same period in 1997.

     Net premiums earned increased by $7.6 million to $29.5 million for the three months ended June 30, 1998 from $21.9 million for the three months ended June 30, 1997. This increase was primarily due to the increase in insurance written and in force in the 1998 period over the corresponding portion of the 1997 period.

     Net investment income of $5.3 million for the three months ended June 30, 1998 increased by $.7 (or 16%) over the same period in 1997 primarily due to investment of the proceeds of Amerin Guaranty's net operating cash flows over the course of 1997 and the first six months of 1998. Realized investment gains for the three months ended June 30, 1998 were $.1 million compared to $7,000 for the same period in 1997.

     Losses incurred in the three months ended June 30, 1998 were $7.1 million, compared to $6.8 million of losses incurred in the three months ended June 30, 1997, as a result of the aging of the Company's policies and the significant growth in insurance in force. Because of the Company's limited operating history, its loss experience is expected to significantly increase as its policies age further. Marketing, policy issue and underwriting expenses during the three months ended June 30, 1998 of $5.7 million increased by $2.9 million (or 105%) compared to the same period in 1997 principally due to the development of contract underwriting for certain lenders and the increased production of new insurance written in the 1998 period compared to the prior year period. New insurance written increased 94% in the second quarter of 1998 compared to the same period last year. Other operating expenses increased by $.9 million (or 27%) for the three months ended June 30, 1998 over the same period in 1997 due to the increase in insurance in force and increases in various administrative and occupancy costs relating to growth in the Company's personnel.

     The Company's effective tax rate was 29% in the three months ended June 30, 1998 compared to 28% for the three months ended June 30, 1997. The effective tax rate for the second quarter of 1998 and 1997 was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income.

     As a result of the foregoing factors, the Company had net income of $12.5 million for the three months ended June 30, 1998, compared to net income of $9.7 million for the same period in 1997.

     SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997. Net premiums written for the six months ended June 30, 1998 were $57.3 million compared to $42.3 million for the six months ended June 30, 1997, which represents a 35% increase. The increase was primarily attributable to growth in insurance in force and related renewal premium of the Company's primary insurance subsidiary. Management believes that Amerin Guaranty was able to increase revenues due primarily to increased use by existing lenders of the Company's borrower-paid mortgage insurance and the addition of new lenders which began doing business with the Company during the past year.

     Net premiums earned increased by $14.7 million to $57.1 million for the six months ended June 30, 1998 from $42.4 million for the six months ended June 30, 1997. This increase was primarily due to the increase in insurance written and in force in the 1998 period over the corresponding portion of the 1997 period.

     Net investment income of $10.4 million for the first six months of 1998 increased by $1.3 million (or 15%) over the first six months of 1997 primarily due to investment of the proceeds of Amerin Guaranty's net operating cash flows over the course of 1997 and the first six months of 1998. Realized investment gains for the first six months of 1998 were $.6 million compared to $.02 million realized losses for the first six months of 1997. As of June 30, the yields to maturity in the investment portfolio were 5.7% for both 1998 and 1997, and the average durations of the investment portfolio were 6.2 years and 6.4 years, respectively.

     Losses incurred in the first six months of 1998 were $16.4 million, compared to $13.4 million of losses incurred in the first six months of 1997 as a result of the aging of the Company's policies and the significant growth in insurance in force. Because of the Company's limited operating history, its loss experience is expected to significantly increase as its policies age further. Marketing, policy issue and underwriting expenses during the first six months of 1998 of $9.6 million increased by $4.3 million (or 81%) compared to the first six months of 1997 principally due to the growth in the level of marketing and contract underwriting activity in connection with the increased production of new insurance written in the 1998 period compared to the prior year period. Other operating expenses increased by $.5 million (or 7%) for the first six months of 1998 over the first six months of 1997 due to the increase in insurance in force and increases in various administrative and occupancy costs relating to growth in the Company's personnel.

     The effective tax rate was 29% in the six months ended June 30, 1998 compared to 28% for the same period in 1997. The effective tax rate for the first six months of 1998 and 1997 was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income.

     As a result of the foregoing factors, the Company had net income of $24.5 million for the first six months of 1998, compared to net income of $18.4 million for the first six months of 1997.

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

     Amerin Guaranty generates substantial cash flows from operations as a result of premiums being received in advance of the time when claim payments are required. Cash flows generated from Amerin Guaranty's mortgage insurance operations totaled $36.5 million and $28.3 million for the first six months of 1998 and 1997, respectively. These operating cash flows, along with that portion of the investment portfolio that is held in cash and highly liquid securities, are available towards the liquidity requirements of Amerin Guaranty. Amerin Guaranty's investment portfolio was $359.2 million at June 30, 1998 and $333.3 million at December 31, 1997.

     All of the Company's $394.1 million of fixed income securities at June 30, 1998 are rated "investment grade," which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2 or an S&P rating ranging from "AAA" to "BBB-."

     RISK TO CAPITAL RATIO. As a condition to maintenance of its claims-paying ratings, the total amount of insurance risk that may be written by Amerin Guaranty is limited to a multiple of 20 times its statutory capital (which includes the contingency reserve) less the carrying value of non-investment grade debt and tax and loss bonds and investments in affiliates, or such higher or lower multiple as is reasonably determined by the rating agency in its sole discretion. Amerin Guaranty has several alternatives available to control its risk to capital ratio, including obtaining capital contributions from the Company, purchasing reinsurance and reducing the amount of new business written. A material reduction in statutory capital, whether resulting from underwriting or investment losses or otherwise, or a disproportionate increase in risk in force, could increase the risk to capital ratio. An increase in the risk to capital ratio could limit Amerin Guaranty's ability to write new business (which in turn could materially adversely affect the Company's results of operations and prospects). At June 30, 1998 and December 31, 1997, Amerin Guaranty's risk to capital ratio was 16.8 to 1 and 16.1 to 1, respectively.

YEAR 2000 ISSUE

     The Company has determined that it will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. In April, 1996, the Company commenced a major initiative to enhance its entire computer system. While this initiative was not undertaken with the primary goal of addressing the Year 2000 issue, all internal matters relating to the Year 2000 issue will be fully addressed upon completion of this initiative.

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

                                   AMERIN CORPORATION


Date:  August 13, 1998                       By: /s/ Gerald L. Friedman
                                                 ---------------------------
                                                 Gerald L. Friedman
                                                 Chairman of the Board and
                                                 Chief Executive Officer




Date:  August 13, 1998                       By: /s/ David I. Vickers
                                                 ---------------------------
                                                 David I. Vickers
                                                 Senior Vice President,
                                                 Chief Financial Officer

                                 INDEX TO EXHIBITS



   Exhibit
    Number                 Description of Document                       Page
   -------                 -----------------------                       ----

    27                     Financial Data Schedule.