Form 10-Q
period 1998-09-30
AMERIN CORP
filed 1998-11-16
CIK 1001603

                          SECURITIES AND EXCHANGE COMMISSION


                               Washington, D.C.  20549
                                   _______________

                                      FORM 10-Q
                                   _______________

 X            Quarterly Report Pursuant to Section 13 or 15(d) of
_____         the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1998

                                    OR

_____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                   Yes      No___

                        APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     CLASS                         OUTSTANDING AT NOVEMBER 1, 1998
                     -----                         -------------------------------
     Voting Common Stock, $.01 per value                    24,806,613
     Nonvoting Common Stock, $.01 per value                  1,656,909

                                 AMERIN CORPORATION
                                 TABLE OF CONTENTS


                                                                                            PAGE
                                                                                            ----
PART I.  FINANCIAL INFORMATION

   ITEM 1.   Financial Statements:

     Condensed Consolidated Balance Sheets at
          September 30, 1998 (unaudited) and December 31, 1997. . . . . . . . . . . . . .      1

     Condensed Consolidated Statements of Operations for the
          Three and Nine Month Periods Ended September 30, 1998 and 1997 (unaudited). . .      2

     Condensed Consolidated Statements of Cash Flows for the
          Nine Month Periods Ended September 30, 1998 and 1997 (unaudited). . . . . . . .      3

     Notes to Condensed Consolidated Financial Statements (unaudited) . . . . . . . . . .      4

   ITEM 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . .     5

PART II.  OTHER INFORMATION

   ITEM 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . .     8

                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         AMERIN CORPORATION AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1998             1997
                                                                     -------------     -----------
                                                                     (unaudited)
                                                                       (in thousands of dollars)
ASSETS
Investments:
     Fixed maturities available-for-sale, at fair value. . . . . . . .   $427,834       $374,320
     Short-term investments. . . . . . . . . . . . . . . . . . . . . .        566          3,400
                                                                         --------       --------
Total investments. . . . . . . . . . . . . . . . . . . . . . . . . . .    428,400        377,720
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .      4,506          4,456
Accrued investment income. . . . . . . . . . . . . . . . . . . . . . .      5,663          5,872
Premiums receivable. . . . . . . . . . . . . . . . . . . . . . . . . .      6,339          5,020
Current income taxes . . . . . . . . . . . . . . . . . . . . . . . . .      3,757          ---
Deferred policy acquisition costs. . . . . . . . . . . . . . . . . . .     14,431          7,776
Leasehold improvements, furniture and equipment, at cost,
     net of accumulated depreciation . . . . . . . . . . . . . . . . .     12,493          9,315
Goodwill, net of accumulated amortization. . . . . . . . . . . . . . .      2,021          2,133
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,815          3,009
                                                                         --------       --------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $483,425       $415,301
                                                                         --------       --------
                                                                         --------       --------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Liabilities:
     Loss reserves . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 40,184        $31,280
     Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . .     25,585         23,352
     Current income taxes. . . . . . . . . . . . . . . . . . . . . . .      ---              790
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .     10,337          5,015
     Accrued expenses and other liabilities. . . . . . . . . . . . . .      8,873          4,709
                                                                         --------       --------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .     84,979         65,146

Common Stockholders' Equity:
     Voting Common Stock, $.01 par, 50,000,000 shares authorized,
          24,806,613 shares and 24,487,992 shares issued and
          outstanding in 1998 and 1997, respectively . . . . . . . . .        248            245
     Nonvoting Common Stock, $.01 par, 50,000,000 shares
          authorized, 1,656,909 shares issued and outstanding
          in 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . .         17             17
     Additional paid-in capital. . . . . . . . . . . . . . . . . . . .    321,187        316,642
     Accumulated other comprehensive income. . . . . . . . . . . . . .     13,511          8,229
     Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .     63,483         25,022
                                                                         --------       --------
Total common stockholders' equity. . . . . . . . . . . . . . . . . . .    398,446        350,155
                                                                         --------       --------
     Total liabilities and common stockholders' equity . . . . . . . .   $483,425       $415,301
                                                                         --------       --------
                                                                         --------       --------

                                         See accompanying notes.

                                   AMERIN CORPORATION AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                                    1998           1997          1998          1997
                                                                   ------         -----          ----          ----
                                                                                   (unaudited)
                                                                   (in thousands of dollars, except per share data)
Revenues:
    Net premiums written . . . . . . . . . . . . . . . . . .       $32,456        $26,241        $89,715        $68,578
    Increase in unearned premiums. . . . . . . . . . . . . .        (1,219)        (2,240)        (1,351)        (2,173)
                                                                   -------        -------       --------        -------
    Net premiums earned. . . . . . . . . . . . . . . . . . .        31,237         24,001         88,364         66,405
    Net investment income. . . . . . . . . . . . . . . . . .         5,311          4,698         15,728         13,771
    Realized investment gains. . . . . . . . . . . . . . . .         1,522             77          2,073             62
                                                                   -------        -------       --------        -------
Total revenues . . . . . . . . . . . . . . . . . . . . . . .        38,069         28,776        106,165         80,238

Expenses:
    Losses incurred. . . . . . . . . . . . . . . . . . . . .         9,064          7,681         25,484         21,061
    Marketing, policy issue and underwriting expenses. . . .         5,569          2,629         15,161          7,923
    Other operating expenses . . . . . . . . . . . . . . . .         3,739          3,800         11,349         10,912
                                                                   -------        -------       --------        -------
Total expenses . . . . . . . . . . . . . . . . . . . . . . .        18,372         14,110         51,994         39,896
                                                                   -------        -------       --------        -------
Income before taxes. . . . . . . . . . . . . . . . . . . . .        19,697         14,666         54,171         40,342
Income taxes . . . . . . . . . . . . . . . . . . . . . . . .         5,713          4,137         15,710         11,429
                                                                   -------        -------       --------        -------
Net income . . . . . . . . . . . . . . . . . . . . . . . . .      $ 13,984       $ 10,529      $  38,461      $  28,913
                                                                   -------        -------       --------        -------
                                                                   -------        -------       --------        -------

Net income per common share:
    Basic . . . . . . . . . . . . . . . . . . .. . . . . . .      $    .53       $    .40      $    1.46      $    1.11
    Diluted. . . . . . . . . . . . . . . . . . . . . . . . .      $    .52       $    .40      $    1.44      $    1.09
                                                                   -------        -------       --------        -------
                                                                   -------        -------       --------        -------
Average common and common equivalent shares
    outstanding (in thousands) . . . . . . . . . . . . . . .      26,721.3       26,509.9       26,719.1       26,455.3

                                          See accompanying notes.

                            AMERIN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Nine months ended September 30
                                                                   ------------------------------
                                                                         1998           1997
                                                                   -------------       ----------
                                                                              (unaudited)
                                                                        (in thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $38,461        $28,913
Adjustments to reconcile net income to net cash
      provided by operating activities:
Change in:
             Accrued investment income and premiums receivable . . . .    (1,110)          (118)
             Loss reserves . . . . . . . . . . . . . . . . . . . . . .     8,904          8,349
             Unearned premiums . . . . . . . . . . . . . . . . . . . .     2,233          3,574
             Accounts payable and accrued expenses . . . . . . . . . .     3,987           (437)
             Federal income taxes. . . . . . . . . . . . . . . . . . .    (2,068)           586
Policy acquisition costs deferred. . . . . . . . . . . . . . . . . . .   (12,157)        (6,499)
Policy acquisition costs amortized.. . . . . . . . . . . . . . . . . .     5,502          5,310
Depreciation and other amortization. . . . . . . . . . . . . . . . . .     1,867          1,039
Realized investment gains. . . . . . . . . . . . . . . . . . . . . . .    (2,073)           (62)
Other items, net.. . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,325)          (956)
                                                                        ---------      ---------
Net cash provided by operating activities. . . . . . . . . . . . . . .    41,221         39,699
                                                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of:
       Fixed maturity securities . . . . . . . . . . . . . . . . . . .  (197,282)       (79,406)
       Property and equipment. . . . . . . . . . . . . . . . . . . . .    (4,933)        (3,854)

Sale or maturity of:
       Fixed maturity securities . . . . . . . . . . . . . . . . . . .   153,668         28,882
       Short-term investments, net.. . . . . . . . . . . . . . . . . .     2,828         17,958
       Property and equipment. . . . . . . . . . . . . . . . . . . . .      --                7
                                                                        ---------      ---------
Net cash used by investing activities. . . . . . . . . . . . . . . . .   (45,719)       (36,413)
                                                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . .     4,548            732
                                                                        ---------      ---------
Net cash provided by financing activities. . . . . . . . . . . . . . .     4,548            732
                                                                        ---------      ---------
Net increase in cash and cash equivalents. . . . . . . . . . . . . . .        50          4,018
Cash and cash equivalents at beginning of period . . . . . . . . . . .     4,456          1,176
                                                                        ---------      ---------
Cash and cash equivalents at end of period . . . . . . . . . . . . . .    $4,506         $5,194
                                                                        ---------      ---------

                                See accompanying notes.

                         AMERIN CORPORATION AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1998
                                     (Unaudited)

1.   ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

In June, 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because the Company does not currently use derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

2.   INCOME TAXES

The provision for income taxes varies from the statutory federal income tax rate applied to income before income taxes principally due to tax exempt interest.

3.   NET INCOME PER COMMON SHARE

The following table sets forth the computation of net income per common share (in thousands, except per share data):

                                                                  Three months ended             Nine months ended
                                                                  ---------------------          ---------------------
                                                                      September 30                  September 30
                                                                      ------------                  ------------
                                                                   1998            1997           1998           1997
                                                                  -------         -------        -------        ------
                                                                                        (unaudited)
                                                                                (in thousands of dollars)
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $13,984        $10,529        $38,461        $28,913
                                                                    -------         -------       -------        -------
Weighted average number of common shares outstanding. . . . . . .    26,440         26,130         26,334         26,110
Dilutive effect of stock options using the treasury stock
    method. . . . . . . . . . . . . . . . . . . . . . . . . . . .       281            380            385            345
                                                                    -------         -------       -------        -------
Weighted average number of common and common
    equivalent shares outstanding . . . . . . . . . . . . . . . .    26,721         26,510         26,719         26,455
                                                                    -------         -------       -------        -------
Net income per common share:

     Basic . . . . . . . . . . . . . . . . . . . . . . . . . . .       $.53           $.40          $1.46          $1.11
     Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . .      $.52           $.40          $1.44          $1.09

Where the effect of common stock equivalents on net income per share would be antidilutive, they are excluded from the average common and common equivalent shares outstanding.

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

The components of comprehensive income and accumulated other comprehensive income are as follows (in thousands):

                                                                    Three Months Ended              Nine Months Ended
                                                                   -----------------------     -------------------------
                                                                        September 30                  September 30
                                                                   -----------------------     -------------------------
                                                                     1998           1997           1998           1997
                                                                   --------        -------      ---------       --------
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $13,984        $10,529        $38,461        $28,913
Net change in unrealized gain on available for sale
     securities, net of income taxes. . . . . . . . . . . . . . .     5,494          4,075          5,282          5,183
                                                                    -------        -------       --------       --------
Comprehensive income. . . . . . . . . . . . . . . . . . . . . . .   $19,478        $14,604        $43,743        $34,096
                                                                    -------        -------       --------       --------
                                                                    -------        -------       --------       --------
Accumulated other comprehensive income at beginning
    of period.. . . . . . . . . . . . . . . . . . . . . . . . . .    $8,017        $ 1,330        $ 8,229           $222
Net change in unrealized gain on available for sale
    securities, net of income taxes.. . . . . . . . . . . . . . .     5,494          4,075          5,282          5,183
                                                                    -------        -------       --------       --------
 Accumulated other comprehensive income at end of
    period. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $13,511         $5,405        $13,511        $ 5,405
                                                                    -------        -------       --------       --------
                                                                    -------        -------       --------       --------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The statements contained in this quarterly report that are not historical facts are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties, including but not limited to, the following risks: that interest rates may increase rather than remain stable or decrease; that housing demand may decrease for any number of reasons, including changes in interest rates, adverse economic conditions, or other reasons; that Amerin's market share may decrease as a result of changes in underwriting criteria by Amerin or its competitors, or other reasons; and changes in the performance of the financial markets, in the demand for and market acceptance of Amerin products, and in general economic conditions. The Company also notes that a variety of factors could cause their actual results and experience relating to compliance with Year 2000 to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements concerning Year 2000 issues. These factors include
(i) the unanticipated material impact of a system fault of the Company relating to Year 2000; (ii) the failure to successfully remediate, in spite of testing, material systems of the Company, (iii) the time it may take to successfully remediate a failure once it occurs, as well as the resulting costs and loss of revenues, and (iv) the failure of third parties to properly remediate material Year 2000 problems. Investors are also directed to other risks discussed in documents filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997. Net premiums written for the three months ended September 30, 1998 were $32.5 million compared to $26.2 million for the three months ended September 30, 1997, which represents a 24% increase. The increase was primarily attributable to growth in insurance in force and related renewal premiums of the Company's primary insurance subsidiary, Amerin Guaranty Corporation ("Amerin Guaranty"). Management believes that Amerin Guaranty was able to increase revenues due primarily to increased use by existing lenders of the Company's borrower-paid mortgage insurance and the addition of new lenders which began doing business with the Company during the last year. Amerin Guaranty's monthly premium plan represented 87.9% of new insurance written for the three months ended September 30, 1998 compared to 84.2% for the same period in 1997.

     Net premiums earned increased by $7.2 million to $31.2 million for the three months ended September 30, 1998 from $24.0 million for the three months ended September 30, 1997. This increase was primarily due to the increase in insurance written and in force in the 1998 period over the corresponding portion of the 1997 period.

     Net investment income of $5.3 million for the three months ended September 30, 1998 increased by $.6 (or 13%) over the same period in 1997 primarily due to investment of the proceeds of Amerin Guaranty's net operating cash flows over the course of 1997 and the first nine months of 1998. Realized investment gains for the three months ended September 30, 1998 were $1.5 million compared to $77,000 for the same period in 1997.

     Losses incurred in the three months ended September 30, 1998 were $9.1 million, compared to $7.7 million of losses incurred in the three months ended September 30, 1997, as a result of the significant growth in insurance in force. Because of the Company's limited operating history, its loss experience is expected to significantly increase as its policies age further.
 Marketing, policy issue and underwriting expenses during the three months ended September 30, 1998 of $5.6 million increased by $3.7 million (or 112%) compared to the same period in 1997 principally due to the development of contract underwriting for certain lenders and the increased production of new insurance written in the 1998 period compared to the prior year period. New insurance written increased 78% in the third quarter of 1998 compared to the same period last year. Other operating expenses remained stable for the three months ended September 30, 1998 compared to the same period in 1997.

     The Company's effective tax rate was 29% in the three months ended September 30, 1998 compared to 28% for the three months ended September 30, 1997. The effective tax rate for the third quarter of 1998 and 1997 was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income.

     As a result of the foregoing factors, the Company had net income of $14.0 million for the three months ended September 30, 1998, compared to net income of $10.5 million for the same period in 1997.

     NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTMBER 30, 1997. Net premiums written for the nine months ended September 30, 1998 were $89.7 million compared to $68.6 million for the nine months ended September 30, 1997, which represents a 31% increase. The increase was primarily attributable to growth in insurance in force and related renewal premium of the Company's primary insurance subsidiary. Management believes that Amerin Guaranty was able to increase revenues due primarily to increased use by existing lenders of the Company's borrower-paid mortgage insurance and the addition of new lenders which began doing business with the Company during the past year.

     Net premiums earned increased by $22.0 million to $88.4 million for the nine months ended September 30, 1998 from $66.4 million for the nine months ended September 30, 1997. This increase was primarily due to the increase in insurance written and in force in the 1998 period over the corresponding portion of the 1997 period.

     Net investment income of $15.7 million for the first nine months of 1998 increased by $2.0 million (or 14%) over the first nine months of 1997 primarily due to investment of the proceeds of Amerin Guaranty's net operating cash flows over the course of 1997 and the first nine months of 1998. Realized investment gains for the first nine months of 1998 were $2.1 million compared to $62,000 realized gains for the first nine months of 1997.
 As of September 30, the yields to maturity in the investment portfolio were 5.7% for both 1998 and 1997, and the average durations of the investment portfolio were 6.3 years and 6.4 years, respectively.

     Losses incurred in the first nine months of 1998 were $25.5 million, compared to $21.1 million of losses incurred in the first nine months of 1997 as a result of the significant growth in insurance in force. Because of the Company's limited operating history, its loss experience is expected to significantly increase as its policies age further. Marketing, policy issue and underwriting expenses during the first nine months of 1998 of $15.2 million increased by $7.2 million (or 91%) compared to the first nine months of 1997 principally due to the growth in the level of marketing and contract underwriting activity in connection with the increased production of new insurance written in the 1998 period compared to the prior year period.
Other operating expenses increased by $.4 million (or 4%) for the first nine months of 1998 over the first nine months of 1997 due to the increase in insurance in force and increases in various administrative and occupancy costs relating to growth in the Company's personnel.

     The effective tax rate was 29% in the nine months ended September 30, 1998 compared to 28% for the same period in 1997. The effective tax rate for the first nine months of 1998 and 1997 was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income.

     As a result of the foregoing factors, the Company had net income of $38.5 million for the first nine months of 1998, compared to net income of $28.9 million for the first nine months of 1997.

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

     Amerin Guaranty generates substantial cash flows from operations as a result of premiums being received in advance of the time when claim payments are required. Cash flows generated from Amerin Guaranty's mortgage insurance operations totaled $60.8 million and $46.2 million for the first nine months of 1998 and 1997, respectively. These operating cash flows, along with that portion of the investment portfolio that is held in cash and highly liquid securities, are available towards the liquidity requirements of Amerin Guaranty. The fair value of Amerin Guaranty's investment portfolio was $383.6 million at September 30, 1998 and $333.3 million at December 31, 1997.

     All of the Company's $427.8 million of fixed income securities at September 30, 1998 are rated "investment grade," which is defined by the Company as a security having a National Association of Insurance
Commissioners ("NAIC") rating of 1 or 2 or an S&P rating ranging from "AAA" to "BBB-."

     RISK TO CAPITAL RATIO. As a condition to maintenance of its claims-paying ratings, the total amount of insurance risk that may be written by Amerin Guaranty is limited to a multiple of 20 times its statutory capital (which includes the contingency reserve) less the carrying value of non-investment grade debt and tax and loss bonds and investments in affiliates, or such higher or lower multiple as is reasonably determined by the rating agency in its sole discretion. Amerin Guaranty has several alternatives available to control its risk to capital ratio, including obtaining capital contributions from the Company, purchasing reinsurance and reducing the amount of new business written. A material reduction in statutory capital, whether resulting from underwriting or investment losses or otherwise, or a disproportionate increase in risk in force, could increase the risk to capital ratio. An increase in the risk to capital ratio could limit Amerin Guaranty's ability to write new business (which in turn could materially adversely affect the Company's results of operations and prospects). At September 30, 1998 and December 31, 1997, Amerin Guaranty's risk to capital ratio was 17.6 to 1 and 16.1 to 1, respectively.

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

     The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers are fully supported. The Company has completed the inventory and assessment phase and is approximately 75% complete in regards to remediation. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. The cost of the Year 2000 initiatives is expected to be approximately $750,000 including all direct and indirect costs and is being funded out of current operations.

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

     The Company is currently establishing a contingency plan in two phases; business disaster recovery and disruption recovery; to address all aspects of continuing business operations.

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

                                   AMERIN CORPORATION


Date:  November 13, 1998       By: /s/ Gerald L. Friedman
                                   ---------------------------
                                   Gerald L. Friedman
                                   Chairman of the Board and
                                   Chief Executive Officer


Date:  November 13, 1998       By: /s/ David I. Vickers
                                   ----------------------------
                                   David I. Vickers
                                   Senior Vice President,
                                   Chief Financial Officer

                                 INDEX TO EXHIBITS



  Exhibit
   Number      Description of Document                   Page
  -------      -----------------------                   ----

       27      Financial Data Schedule.