Form 10-K
period 1998-12-31
AMERIN CORP
filed 1999-04-15
CIK 1001603

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                     FORM 10-K

(Mark One)      Annual Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

     |X|             For the fiscal year ended December 31, 1998

                                         OR

     |_|        Transition Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934  ______________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the Registrant's voting stock held by non-affiliates on March 15, 1999, based on the closing price of said stock on the Nasdaq National Market on such date $22.00.

As of March 15, 1999, 25,766,078 shares of the Common Stock, $.01 par value, and 752,547 shares of the Nonvoting Common Stock, $.01 par value, of the Registrant were outstanding.

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

PENDING MERGER

On November 23, 1998, the Company announced a proposed merger (the "Merger") with CMAC Investment Corporation ("CIC"), a holding company which, through Commonwealth Mortgage Assurance Company ("CMAC"), competes with the Company as a provider of private mortgage insurance coverage in the United States. As proposed, upon consummation of the Merger, Amerin shareholders will receive, in a tax free exchange, .5333 shares of CIC common stock for each share of Amerin stock. The Merger is expected to be accounted for on a pooling of interests basis. Consummation of the Merger is subject to customary conditions, including the approval of the stockholders of each of Amerin and CIC.

The combined company is expected to be the second largest mortgage insurance company in the U. S. based on new insurance written in 1998. Following the Merger, Frank P. Filipps, president and chief executive officer of CIC, will be chairman and chief executive officer of the combined company. Roy J. Kasmar, president and chief operating officer of Amerin, will hold the same positions with the combined company. Gerald L. Friedman, chairman and chief executive officer of Amerin, will become chairman emeritus of the combined company, and Herbert Wender, chairman of CIC, will become chairman of the executive committee of the board of directors of the combined company. The new board will initially be made up of members from Amerin's and CIC's boards.

It is currently anticipated that, following completion of the Merger, the mortgage insurance operations of Amerin Guaranty and CMAC will be consolidated, and Amerin Guaranty will not continue to operate as a stand-alone mortgage insurance company. Therefore, the information set forth herein should be read as historical in nature, and should not be viewed as an indication of the future financial condition or business prospects of the company resulting from the merger of Amerin and CIC. Please refer to the Merger Proxy for information with respect to all matters relating to the Merger. Copies of the Merger Proxy are available upon request from the Company.

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

The following table shows Amerin Guaranty's direct insurance in force and direct primary risk in force as of the dates indicated:


                                                                PRIMARY INSURANCE AND RISK IN FORCE
                                                                       Years ended December 31,
                                                        -----------------------------------------------------
                                                              1998                     1997             1996
                                                        ------------------ ----------------- ----------------
                                                                       (in millions of dollars)
Direct Primary
Insurance In Force.............................           $28,147               $20,394         $14,777

Direct Primary
Risk In Force..................................             7,032                 5,149           3,671

Amerin Guaranty may not terminate coverage except for non-payment of premium, and such coverage is renewable at the option of the insured lender at the renewal rate in effect at the time the loan was originally insured. Lenders may cancel insurance at any time at their option or because of loan repayment, which may be accelerated in times of increased refinancing activity. Mortgage insurance on loans insured on and after July 29, 1999 will also be subject to mandatory cancellation pursuant to recently enacted federal legislation. See "Regulation -- Homeowners Protection Act of 1997."

Because maintenance of coverage is linked to LTV, coverage tends to be canceled earlier in areas which are experiencing housing price appreciation and to continue in force longer in areas experiencing housing price depreciation. These two factors, which may be exacerbated during periods of heavy mortgage refinancing, may result in an increase in the percentage of an insurer's portfolio comprised of loans in economically weak areas. The following table shows the percentage of new insurance written in the last two years:

                PERCENTAGES OF NEW INSURANCE WRITTEN


                                          1998              1997
                                          ----              ----
Purchase Loans                            63.2%             83.8%
Refinance Loans                           36.8%             16.2%

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

The following table sets forth the dollar amounts and percentages of new insurance written represented by each of the three premium plans in 1998 and 1997:


                          NEW PRIMARY INSURANCE WRITTEN

                                                          1998                                      1997
                                                          ----                                      ----

                                                                        (in millions of dollars)
Monthly premium plan                              $13,546             89.3%                   $6,879               87.7%
Annual premium plan                                 1,588             10.5                       856               10.9
Single premium plan                                    30              0.2                       107                1.4
                                                  -------            -----                    ------              -----
         Total                                    $15,164            100.0%                   $7,842              100.0%
                                                  -------            -----                    ------              -----

In addition to primary insurance, Amerin Guaranty also provides a limited amount of "pool" insurance. Amerin Guaranty offers pool insurance on a selective basis to address the needs of certain customers under specific circumstances. Pool insurance is generally used as an additional credit enhancement for certain secondary market mortgage transactions. Pool insurance generally covers a designated pool of mortgage loans rather than individual loans, and provides for the payment of the loss on any defaulted mortgage loan in the pool which exceeds the sum of the net proceeds of the ultimate disposition of the underlying property and the claim payment under any applicable primary insurance policy, up to a stated aggregate loss limit. At December 31, 1998, Amerin Guaranty's pool insurance in force was
$5.2 billion, representing $85.9 million of risk in force. See "Regulation -- New York Circular Letter No. 2."

Amerin Guaranty provided contract underwriting services to certain lenders on a limited basis during 1997. Amerin Guaranty significantly expanded the level of contract underwriting services in 1998 and has established 5 regional underwriting facilities pursuant to a short term lease. The net cost of contract underwriting in 1998 was $14.9 million compared to $1.5 million in 1997. The Company expects future contract underwriting expenditures will fluctuate based on the overall level of new mortgage originations in the industry. The total industry mortgage production of $1.4 trillion in 1998 was a new annual record and 40 percent above the previous record set in 1993.

CUSTOMERS

Amerin Guaranty's customers are mortgage originators. Mortgage originators include mortgage bankers, savings institutions, commercial banks and other mortgage lenders. Amerin Guaranty is dependent on a small number of lenders for a substantial majority of its business. Amerin Guaranty's largest 10 customers were responsible for 85.1%, 85.2% and 84.2% of the Company's net premiums written for 1998, 1997 and 1996, respectively. Amerin Guaranty's three largest customers (including branches and affiliates of such customers) in 1998 were Norwest Mortgage, Inc., Countrywide Home Loans, Inc. and Chase Manhattan Mortgage Corporation which accounted for 38.7%, 17.7% and 8.6%, respectively, of the Company's net premiums written for 1998. Amerin Guaranty's three largest customers (including branches and affiliates of such customers) in 1997 were Norwest Mortgage, Inc., Countrywide Home Loans and Bank of America which accounted for 42.0%, 18.9% and 7.9%, respectively, of the Company's net premiums written for 1997.

To obtain primary insurance from Amerin Guaranty, a mortgage lender must first apply for and receive a master policy from Amerin Guaranty. Through December 31, 1998 Amerin Guaranty had done business with 125 master policyholders, of which it considered 72 to be active master policyholders (lenders which had submitted applications for insurance within the preceding 90 days, excluding branches, affiliates and companies acquired or merged into other lenders).

SALES AND MARKETING AND COMPETITION

         SALES AND MARKETING

Amerin Guaranty sells its insurance products through its own employees, located throughout the United States. At December 31, 1998, Amerin Guaranty had a total of 49 sales and marketing employees, 22 of which work in Amerin Guaranty's office in Chicago, Illinois.

         COMPETITION

THE FOLLOWING DISCUSSION DOES NOT TAKE INTO ACCOUNT THE POSSIBLE EFFECTS ON COMPETITION OF THE PENDING MERGER BETWEEN THE COMPANY AND CMAC INVESTMENT CORPORATION. SEE "BUSINESS - PENDING MERGER."

The U.S. private mortgage insurance industry consists of nine active mortgage insurers. Amerin Guaranty is the seventh largest private mortgage insurer in the United States, based on new primary insurance written in 1998. General Electric Mortgage Insurance Corporation ("GEMICO"), an affiliate of General Electric Capital Corporation, and United Guaranty Residential Insurance Company ("UGC"), an affiliate of American International Group, Inc., have higher claims-paying ability ratings from Moody's, Fitch, and S&P than Amerin Guaranty, principally based on having definitive capital support agreements from affiliated companies and, as a result, they may have greater access to capital resources than Amerin Guaranty.

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

Amerin Guaranty and other private mortgage insurers also compete directly with federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration ("FHA") and, to a lesser degree, the Veterans Administration ("VA"). These agencies sponsor government-backed mortgage insurance programs which, according to data from HUD, VA and Inside Mortgage Finance, accounted for 41.5%, 43.1% and 42.8% of all loans insured by the FHA, VA or by private mortgage insurers in 1998, 1997 and 1996, respectively. Management believes that the market share of private mortgage insurers relative to the FHA and VA is influenced by factors including: (i) the percentage of loans exceeding the FHA and VA limits, which has generally increased over time but may be reduced by increases in the FHA and VA limits; (ii) the percentage of high-LTV borrowers making down payments of 5% or more, at which levels private mortgage insurance has generally been more cost-effective than FHA borrowing;

iii) the number of borrowers eligible for VA insurance, which has recently been increased to include members of the National Guard and Reserves with at least six years' service; (iv) the level of refinancing activity (beginning in 1992, the FHA ceased charging renewal premiums on FHA refinancings of FHA loans, which made such refinancings relatively attractive) and (v) the relative attractiveness of FHA and privately insured mortgage products in various market conditions.

Management believes that the introduction of the monthly premium product and lender paid mortgage insurance has increased the competitiveness of the private mortgage insurers versus the FHA and VA by spreading the initial premium over a 12-month period and thereby lowering the borrower's closing costs.

In addition to competition from federal agencies, Amerin Guaranty and other private mortgage insurers face competition from state-supported mortgage insurance funds. As of December 31, 1998, several states (including California, Connecticut, Maryland, Massachusetts, New York and Vermont) have state housing insurance funds which are either independent agencies or affiliated with state housing agencies.

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

Fannie Mae recently announced that it would require less coverage on certain loans written through its Desktop Underwriter (DU) program. This reduction of coverage will result in a reduction in the amount of premium Amerin Guaranty earns in connection with such DU loans. Freddie Mac may announce a similar reduction in coverage requirements. Furthermore, Fannie Mae and Freddie Mac may further reduce coverage requirements, but only to the extent consistent with their charters which specifically require mortgage insurance. In the event of such reductions, Amerin Guaranty could lose additional premium revenue.

The following table indicates the relative share of the mortgage insurance market based on new insurance written by FHA/VA and private mortgage insurers for the periods shown.

      FEDERAL GOVERNMENT AND PRIVATE MORTGAGE INSURANCE MARKET SHARE


                                                                     Years ended December 31,
                                                          ------------------------------------------------
                                                                1998              1997           1996
                                                          ------------------   ------------   ------------
FHA/VA.................................................               41.5%          43.1%          42.8%
Private mortgage insurance.............................               58.5           56.9           57.2
                                                          ------------------   ------------   ------------
                                                                     100.0%         100.0%         100.0%
                                                          ------------------   ------------   ------------
                                                          ------------------   ------------   ------------

----------------
Sources: INSIDE MORTGAGE FINANCE and the Mortgage Insurance Companies of
America.

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

The Company believes that the claim incidence for loans with LTV of 95% ("95s")is substantially higher than for loans with LTV ratios of 90% or less. In addition, the claim incidence for mortgages in which the original loan amount exceeds the maximum loan amount eligible for purchase by Fannie Mae and Freddie Mac is higher than for mortgages in which the original amount is at or below such amount. Finally, the claim incidence for ARMs during a prolonged period of rising interest rates would be higher than for fixed rate loans. While there is no meaningful data on claim incidence for loans with LTVs of 97% ("97s") because this product has only been recently offered by the industry, the Company anticipates that claim incidence on 97s will be higher than on 95s. Amerin Guaranty's premium rates take certain risk factors, such as higher LTVs or ARMs, into account. However, the premiums earned on mortgage insurance covering such types of loans, and the associated investment income, may ultimately prove to be inadequate to compensate for related future losses.

The following table reflects certain characteristics of Amerin Guaranty's primary risk in force (as determined on the basis of information available on the date of mortgage insurance) by the categories and as of the dates indicated:

                     CHARACTERISTICS OF PRIMARY RISK IN FORCE

                                                                      December 31,
                                               ------------------------------------------------------------
                                                      1998                 1997                1996
                                               -------------------   ------------------  ------------------
                                                       (in millions of dollars except percentages)
 DIRECT PRIMARY RISK IN FORCE:                           $7,032.0             $5,148.9            $3,671.0
 LENDER CONCENTRATION:
   Top 3 lenders(1)............................              61.1%                69.3%               70.5%
   Top 10 lenders(1)...........................              84.7%                85.6%               87.4%
 LTV:
   97s.........................................               2.4%                 0.7%                0.2%
   95s.........................................              38.9%                49.1%               48.8%
   90s(2)......................................              46.7%                45.8%               46.7%
   85s and below...............................              12.0%                 4.4%                4.3%

 AVERAGE COVERAGE PERCENTAGE:                                25.0%                25.2%               24.8%

 LOAN TYPE:
   Fixed(3)....................................              88.1%                80.1%               77.7%
   ARMs........................................               4.9%                 8.6%               11.4%
   ARMs with potential negative amortization...
                                                               .2%                 0.4%                0.6%
   Fixed/Adjustable(4).........................               4.6%                 6.4%                5.4%
   Balloon.....................................               2.2%                 3.9%                4.6%
   Other.......................................                --%                 0.6%                0.3%
 MORTGAGE TERM:
   15 years and under..........................               4.9%                 2.5%                2.5%
   Over 15 years...............................              95.1%                97.5%               97.5%
 PROPERTY TYPE:
   Single family detached......................              87.8%                94.4%               94.5%
   Condominium.................................               5.0%                 4.7%                4.5%
   Other(5)....................................               7.2%                 0.9%                1.0%
 OCCUPANCY STATUS:
   Primary residence...........................              97.9%                98.9%               99.2%
   Second home.................................               1.4%                 1.1%                0.8%
   Non-owner occupied..........................                .7%                  --%                 --%

 LOAN AMOUNT:
   $100,000 or less............................              21.3%                21.5%               22.7%
   Over $100,000 to $197,000(6)................              59.2%                58.6%               58.1%
   Over $197,000 to $227,150(6)(7).............
                                                              9.3%                 8.5%                8.0%
   Over $227,150...............................              10.2%                11.4%               11.2%

----------------------

(1) Based on original application volume.
(2) For the purposes of applying underwriting standards and determining premiums, Amerin Guaranty considers loans under which the borrower makes a down payment of at least 10% and finances the mortgage insurance premium as part of the loan (resulting in a final LTV over 90%) to be 90s. Such loans are classified as 95s in the above table, and are so classified by Fannie Mae. At December 31, 1998, less than 1% of Amerin Guaranty's risk in force consisted of these types of loans.

(3) Fixed rate loans with temporary buydowns are included as fixed loans.
(4) Loans with fixed interest rates for the first five years or more (and adjustable rates thereafter).
(5) Includes two-to-four unit dwellings.
(6) The maximum individual loan amount that the FHA could insure in 1998 was $197,000.
(7) The maximum individual loan amount for single unit properties eligible for purchase by Fannie Mae and Freddie Mac was $214,600 for 1997 and $227,150 for 1998. This limit has been increased to $240,000 for 1999.

GEOGRAPHIC DISPERSION

Amerin Guaranty's long-term strategy is to diversify the geographic mix of its portfolio to approximate the national distribution of high LTV loans. Amerin Guaranty seeks to implement this strategy by focusing its marketing efforts on high quality national and selected regional lenders to balance the geographic mix of its new business. In 1994, Amerin developed a high concentration of business in California, with 45.9% of that year's new insurance written in the state. This concentration resulted from greater early market penetration by Amerin Guaranty of lenders active in California relative to other regions. Amerin achieved greater market share in other regions in subsequent years and the percentages of new insurance written in California in 1996, 1997 and 1998 were reduced to 20.5%, 19.4% and 19.1%, respectively. As a result, management expects that the proportion of Amerin Guaranty's risk in force in California will continue to decline.

The following table reflects the percentages of primary risk in force at the dates indicated for each of Amerin Guaranty's top 10 states and top 10 Metropolitan Statistical Areas ("MSAs"):


                                                  Primary Risk in Force
                                      -----------------------------------------------

                                                       December 31,
                                      -----------------------------------------------
                                                 1998            1997           1996
                                      ----------------   -------------  -------------
TOP 10 STATES
California............................          19.5%           22.8%          25.4%
Texas.................................           6.3%            6.1%           5.4%
Florida...............................           6.0%            5.4%           5.0%
Illinois..............................           5.2%            4.4%           4.0%
Colorado..............................           4.0%            3.4%           3.3%
New York..............................           3.9%            3.7%           3.5%
Virginia..............................           3.2%               *              *
Pennsylvania..........................           3.2%            3.3%           2.9%
Minnesota.............................           3.1%            3.4%           3.4%
New Jersey............................           3.0%            3.1%              *
Massachusetts.........................              *            3.2%           3.5%
Arizona...............................              *               *           2.5%
  Top 10 total........................          57.4%           58.8%          58.9%



TOP 10 MSAS
Los Angeles...........................           5.3%            6.2%           7.0%
Chicago...............................           4.3%            3.5%           3.2%
Washington, D.C.......................           2.9%            2.6%           2.3%
Riverside-San Bernardino.                        2.2%            1.8%              *
Minneapolis...........................           2.2%            2.3%           2.3%
Orange County.........................           2.0%            2.9%           3.2%
Phoenix...............................           1.9%            2.0%           2.1%
Atlanta...............................           1.9%               *              *
Denver................................           1.9%               *              *
New York..............................           1.8%               *              *
Oakland...............................              *            2.2%           2.6%
San Diego.............................              *            1.9%           2.0%
Boston................................              *            1.9%           2.1%
San Francisco.........................              *               *           1.8%
                                      ----------------   -------------  -------------
  Top 10 total........................          26.4%           27.3%          28.6%

* Not a top 10 location for the date indicated.

INSURANCE IN FORCE BY POLICY YEAR

The following table sets forth the dispersion of Amerin Guaranty's primary insurance in force as of December 31, 1998, by year of policy origination since Amerin Guaranty began operations in April 1993:

                        PRIMARY INSURANCE IN FORCE BY POLICY YEAR

                                                             Primary Insurance
                                                                  in Force                                   Percent of
         Policy Year                                              --------                                      Total
         -----------                                          (in millions of                                   -----
                                                                  dollars)
         1993                                                      $   143                                         .5
         1994                                                          887                                        3.2
         1995                                                        2,894                                       10.3
         1996                                                        4,262                                       15.1
         1997                                                        5,890                                       20.9
         1998                                                       14,071                                       50.0
                                                                   -------                                      -----

            Total                                                  $28,147                                      100.0
                                                                   -------                                      -----

UNDERWRITING PRACTICES

The Company writes substantially all of its insurance on a delegated underwriting approval authority basis. Under delegated underwriting, participating lenders are permitted to commit a mortgage insurer to insure a loan based on mutually agreed criteria. Management believes that, when taken together, the various underwriting and risk management features discussed below provide acceptable protection to the Company against the possible risks associated with writing substantially all business on a delegated underwriting approval basis.

Amerin Guaranty does not cancel coverage on loans that it insures under delegated underwriting, but may seek reimbursement from lenders in respect to claims on loans so insured which violate specific, pre-stated loan eligibility standards. The performance of loans insured through programs of delegated underwriting, including Amerin Guaranty's program of delegated underwriting, has not been tested over an extended period of time or over portfolios almost exclusively written based on delegated underwriting, nor has the performance of such loans been tested in a period of adverse economic conditions.

The Company publishes underwriting guidelines which are employed by lenders in determining if loans qualify for insurance under Amerin Guaranty's delegated underwriting, and are also employed by the Company's underwriters in evaluating loans submitted for insurance under non-delegated underwriting situations. The Company believes that its underwriting standards are generally consistent with the industry. Amerin Guaranty regularly reviews its underwriting guidelines to address changes in the mortgage market, industry practices and economic conditions.

Mortgage insurance coverage cannot be canceled by Amerin Guaranty, except for nonpayment of premiums or certain material violations of Amerin Guaranty's master policy, and remains renewable at the option of the insured for the life of the loan at a rate fixed when the insurance on the loan was initially issued. As a result, the impact of increased claims and incurred losses from policies originated in a particular year generally cannot be offset by renewal premium increases on policies in force or mitigated by non-renewal of insurance coverage. If a lender should commit Amerin Guaranty to insure a loan that does not comply with the applicable underwriting guidelines, Amerin Guaranty is generally obligated to insure such a loan.

The Company's risk management objective is to build a portfolio of insured loans whose claims incidence is equal to or less than the long-term average expected claims rates on which its premium rates are based. In order to meet this objective, the Company's risk management efforts are concentrated in the following principal areas: lender approval; market analysis; loan and portfolio monitoring that includes lender audits.

         LENDER APPROVAL

Because Amerin Guaranty writes substantially all of its insurance on a delegated underwriting basis, the Company has utilized prudent lender approval criteria. The Company assigns delegated underwriting authority only to lenders with adequate financial resources, acceptable management and operations, and established records of originating good quality loans over a period of time. The Company's Risk Management Department conducts a thorough review of each candidate lender. Depending on the lender, such review may include analysis of the lender's financial statements, the historical performance of loans originated by the lender, on-site interviews with the lender's executive and line management, and review of the lender's policies, procedures and loan programs. Special attention is paid to the quality of a lender's underwriting, on-site quality control and servicing, and to its compliance with stated underwriting guidelines.

By incorporating the use of borrower credit scoring and Amerin Guaranty's proprietary mortgage scoring system, Amerin Guaranty has been able to streamline both its lender approval process and its lender audit process (discussed below). Amerin Guaranty uses consumer credit scores to provide a timely, objective evaluation of borrower creditworthiness. These scoring systems also permit Amerin Guaranty to review the overall credit quality of the portfolio and determine performance expectations for the business insured.

         MARKET ANALYSIS

Amerin Guaranty regularly reviews economic and real estate market conditions across the country, concentrating efforts on those areas and regions identified as undesirable, declining and potentially declining. The Company reviews the composition of its overall portfolio and its business by lender and within geographic markets to identify concentrations of risk. Specific elements of risk which are reviewed by Amerin Guaranty include LTV, loan type, loan amount, property type, occupancy status and borrower employment. The Company may take appropriate corrective actions with a lender or adjust its underwriting guidelines on a regional or national basis to correct concentrations of risk at these levels and/or within these markets.

         LOAN AND PORTFOLIO MONITORING

Amerin Guaranty's systems generate reports on all loans committed for insurance. Specific reports highlight those lenders and loans that possess certain high-risk criteria, including high debt ratios, self-employed borrowers and attached housing. Risk management personnel review the data received by Amerin Guaranty in respect to all such loans on a daily basis, and contact the lender as necessary to effectively manage the level of risk on these loans and within the portfolio. If it is determined that a lender is approving loans with excessive risk for Amerin insurance, Amerin Guaranty's senior risk management personnel will promptly contact the lender's management and take appropriate corrective action with the lender, up to and including restrictions on or termination of the lender's delegated underwriting authority.

The majority of its lenders include the credit score assigned to each loan as part of the data transmitted to Amerin Guaranty for generation of the insurance certificate. As well, Amerin Guaranty obtains credit scores from a third-party vendor for all loans committed for insurance on a daily basis. The Company uses these scores to provide a timely, objective evaluation of borrower credit-worthiness. The Company reviews the scores of each lender's borrowers, the number of borrowers with scores below certain thresholds, and the percentage of borrowers with insufficient credit histories to score, then trends these scores and averages over time and relates this information historically to loan performance. Accurate and timely analysis of this information and its patterns is integral to successfully managing the risk within the portfolio. Management believes that borrower creditworthiness is the most significant manageable source of risk to the Company in current market conditions. Amerin Guaranty uses credit scores to evaluate the quality of a lender's business, and may take appropriate corrective action with a lender if credit scores indicate that the lender's business presents an undue level of risk to Amerin Guaranty.

         LENDER AUDITS

As noted above, through the use of borrower credit scoring and its own proprietary mortgage scoring system, Amerin Guaranty is able to monitor the credit quality of loans submitted for insurance on a daily, real-time basis. The Company also conducts a periodic on-site review of a lender's Amerin-insured business. Lenders with significant risk concerns as identified through The Company's daily and weekly risk reporting and analysis of the business and related negative trends may be reviewed more frequently. Due to the real-time picture of credit quality obtained through the use of credit scoring and mortgage scoring, Amerin Guaranty has been able to streamline the lender audit process to focus primarily on those higher risk loans originated by the lender in the specified period. The sample of loans to be re-underwritten during the audit may be augmented by loans with certain risk factors or insured under waivers to Amerin Guaranty's underwriting guidelines granted to the lender, but is most frequently targeted toward specific risk factors or trends identified through the daily, weekly, monthly reporting and analysis processes. The intent of the loan review is to identify errors in the loan data transmitted to Amerin Guaranty, to determine compliance with Amerin Guaranty's underwriting guidelines and eligible loan criteria, to assess the quality of a lender's underwriting decisions and to rate the risk of the individual loans. Audits are graded based on the risk ratings of the loans reviewed, lender compliance and data integrity. The results of each audit are set forth in a report to the lender that requires the lender to address any deficiencies identified in the review. If issues raised by the report are not resolved in a manner and within a time period acceptable to Amerin Guaranty, the lender's delegated underwriting approval authority may be restricted or terminated.

DEFAULTS AND CLAIMS

         DEFAULTS

The claim process begins with the insurer's receipt of notification of a default from the insured on an insured loan. Default is defined in the primary master policy as the failure by the borrower to pay when due an amount at least equal to the scheduled monthly mortgage payment under the terms of the mortgage. The master policy requires insureds to notify Amerin Guaranty of defaults, generally within 120 days after the initial default. Generally, defaults are reported sooner, and the average time for default reporting by Amerin Guaranty insureds is approximately 60 days after initial default. In certain cases, Amerin Guaranty uses this earlier notification to facilitate workout analysis and loss mitigation efforts. The incidence of default is affected by a variety of factors, including the reduction of the borrower's income, unemployment, divorce, illness, the inability to manage credit and, in the case of ARMs, the level of interest rates. Borrowers may cure defaults by making all delinquent loan payments or by selling the property in full satisfaction of all amounts due under the mortgage. Defaults that are not cured result in a claim to Amerin Guaranty.

The following table shows the number of loans insured by Amerin Guaranty, the related number of loans in default and the percentage of loans in default (default rate) as of the dates indicated:


                                                                                  December 31,
                                                             -------------------------------------------------------
                                                                          1998               1997              1996

                                                             ------------------ ------------------ -----------------
Insured loans in force...................................              226,953            164,314           120,685

Loans in default.........................................                3,203              2,352             1,439

Percentage of loans in default (default rate)............                 1.41%              1.43%             1.20%

Default rates differ from region to region in the United States depending upon economic conditions and cyclical growth patterns. The table below sets forth the default rates in Amerin Guaranty's 10 largest states by primary risk in force as of December 31, 1998, 1997 and 1996. Amerin Guaranty's default rate on California loans improved significantly in 1998 due to improving economic and housing market conditions in the state. Claim sizes on California policies tend to be larger than the average claim size due to high loan balances relative to other states.

               DEFAULT RATES BY TOTAL PRIMARY RISK IN FORCE(1)


                                        Percent of                            Default Rate as of
                                      Amerin Guaranty's           ------------------------------------------
                                       Primary Risk in                           December 31,
                                         Force as of              ------------------------------------------
                                         December 31,
                                             1998                     1998           1997          1996
                                    ------------------------      --------------  ------------  ------------
California..........................                  19.5%               1.81%         2.27%         2.06%
Texas...............................                   6.3%               1.10%         1.07%         0.86%
Florida.............................                   6.0%               1.75%         1.75%         1.50%
Illinois............................                   5.2%               1.75%         1.87%         1.08%
Colorado............................                   4.0%               0.87%         0.73%         0.70%
New York............................                   3.9%               2.04%         2.23%         2.03%
Virginia............................                   3.2%               0.87%          .72%          .40%
Pennsylvania........................                   3.2%               1.53%         1.38%         1.27%
Minnesota...........................                   3.1%                .80%          .68%          .69%
New Jersey..........................                   3.0%               1.54%         1.46%         1.06%
Total Portfolio.....................                 100.0%               1.41%         1.43%         1.20%

---------------------
(1) Top 10 states as determined by total primary risk in force as of December 31, 1998. Default rates are shown by state based on location of the underlying property.

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

Through December 31, 1996, Amerin Guaranty offered a claim payment calculation whereby the original principal amount of an insured loan was multiplied by the percentage of coverage applicable to that loan. All policies issued after December 31, 1996 have offered coverage under industry standard practice, and all claims paid to Fannie Mae and Freddie Mac after that date have been calculated pursuant to industry standard practice regardless of the date the policy was issued. Amerin Guaranty continues to pay claims based on its original claim calculation method for policies issued on or prior to December 31, 1996 to beneficiaries other than Fannie Mae and Freddie Mac. 41.3% of total claims paid in 1998 were paid under Amerin's original claim calculation method. Management expects this percentage to decline over time.

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

Claim activity is not spread evenly throughout the coverage period of a primary book of business. Based on historical overall mortgage insurance industry experience, the majority of claims occur in the third through sixth years after loan origination, and substantially fewer claims are paid during the first two years after loan origination. Insurance written by Amerin Guaranty since January 1, 1996 represented 86% of Amerin Guaranty's insurance in force as of December 31, 1998. This means that only 14% of Amerin Guaranty's insurance in force has reached the beginning of its expected peak claims period. Because of the Company's limited operating history and historical industry claim experience, the Company's loss experience is expected to significantly increase as its policies continue to age.

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

Amerin Guaranty establishes reserves for defaulted loans based on its estimates of (a) the probability of a given default resulting in a claim and
(b) the severity of the claim, or the amount of the claim which would result if the default becomes a claim. Amerin Guaranty's estimates of the probabilities of defaults becoming claims take into account the number of months the loan is past due, its foreclosure status and the geographic region of the mortgaged property. Amerin Guaranty's estimates of the severity of a claim take into account the type of insurance (primary or pool), the claim payment method (whether industry standard or the original Amerin method) and the level of coverage on the loan. Such probability and severity estimates are primarily derived from Amerin Guaranty's own default experience.

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

Amerin Guaranty is party to an agreement (the "Centre Re Agreement") with the Centre Reinsurance Group ("Centre Re") pursuant to which Centre Re is obligated to repay, up to an aggregate amount of $100 million, all losses and allocated loss adjustment expenses paid by Amerin Guaranty during periods in which (i) the ratio of Amerin Guaranty's risk in force divided by the sum of policyholders' surplus plus the contingency reserve calculated in accordance with statutory accounting practices exceeds 24:9 to 1 and (ii) the sum of Amerin Guaranty's expense ratio and loss ratio exceed 100%. The claims-paying ability of Centre Re is rated "AA" by S&P.

Amerin Guaranty has developed a program that permits mortgage lenders to participate on a limited basis in the risks and rewards of insuring loans originated by such lenders. To date, under this program, Amerin Guaranty has entered into reinsurance arrangements ("Captive Arrangements") with mortgage reinsurance affiliates of 9 of its major mortgage lending customers. Management believes that the existence of Captive Arrangements enhances the Company's long-term relationships with these lenders. See "Certain Legal Matters Relating to Captive Mortgage Reinsurance Arrangements." "New York Circular Letter No. 2"

By letter dated January 20, 1999, Freddie Mac has advised Amerin Guaranty that all Freddie Mac-approved mortgage insurers must present all captive reinsurance transactions in which the captive reinsurer participates in more than 25 percent of the risk sharing to Freddie Mac for its approval. Freddie Mac also advised Amerin Guaranty that it is conducting an analysis of the potential effects that captive reinsurance transactions could have on mortgage insurers, and that it expected to complete this analysis and communicate a decision on Freddie Mac's position on these transactions by June 30, 1999. The Company cannot predict what conclusions, if any, will be reached by Freddie Mac, or what effect such conclusions might have on existing Captive Arrangements or Amerin Guaranty's ability to enter into additional Captive Arrangements.

In the future Amerin Guaranty may elect to use reinsurance involving the proportional sharing of risks, commonly known as quota share reinsurance, or may elect to use excess loss reinsurance. Arrangements that provide capital support (such as the Centre Re Agreement) also can be used to help support the claims-paying ability rating of the insurer.

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

INVESTMENT PORTFOLIO

         POLICY AND STRATEGY

The income from the Company's investment portfolio is one of its primary sources of cash flow and earnings. All investments of the Company are managed by Scudder Insurance Asset Management pursuant to the terms of an agreement which provides for an annual management fee based on the average value of the portfolio under management. The agreement may be terminated earlier upon 90 days' notice by either party.

Amerin Guaranty's investment strategy is the result of various interrelated investment considerations including protection of principal, appreciation potential, tax consequences and yield. The Company typically maintains its investment portfolio with a longer average duration than its anticipated claims development in order to achieve higher yields. The Company intends to meet any cash mismatch with cash generated from operations or sales of investments. The Company's investment policies in effect at December 31, 1998 limited investments in the securities of a single issuer (other than the U.S. government and certain of its agencies).

At December 31, 1998, based on carrying value, 100% of the Company's investments were in fixed income securities, 89.3% of which were securities rated "A" or better, with 67.5% rated "AAA" and 14.7% rated "AA," in each case by at least one nationally recognized rating organization. The Company does not currently intend to invest in equity securities.

The Company's investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

         INVESTMENT OPERATIONS

At December 31, 1998, the carrying value of the Company's investment portfolio was $439.1 million and amortized cost was $422.3 million. At December 31, 1998, municipal securities represented 76.8% of carrying value of the total investment portfolio.

The effective duration of the investment portfolio is 6.32 years at December 31, 1998. The following table indicates the aging of the investment portfolio:


                Duration                    Percent
                --------                    -------
          0 - 1 years                           2.7
          1 - 3 years                          10.4
          3 - 5 years                          16.8
          5 - 7 years                          33.6
          7 - 10 years                         30.0
          After 10 years                        6.5

For further information concerning investment operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition", set forth in Item 7, and Note 4 of Notes to
Consolidated Statements of the Company, set forth on pages F-12 through F-13 herein.

REGULATION

         DIRECT REGULATION

The Company, Amerin Guaranty and Amerin Re are subject to comprehensive, detailed regulation for the protection of policyholders by the insurance departments of the various states in which they are licensed to transact business. Although their scope varies, state insurance laws in general grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion touching almost every significant aspect of the insurance business. These include the licensing of companies to transact business and varying degrees of control over claims handling practices, reinsurance arrangements, premium rates, the forms and policies offered to customers, financial statements, periodic financial reporting, permissible investments and adherence to financial standards relating to statutory surplus, establishment and maintenance of required reserves, dividends and other criteria of solvency intended to assure the satisfaction of obligations to policyholders. Most states also regulate transactions between insurance companies and their parents or affiliates. For a description of limits on dividends payable, see Note 13 of Notes to Consolidated Financial Statements of the Company, set forth on page F-20 herein.

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

HOMEOWNERS PROTECTION ACT OF 1997

The Federal Homeowners Protection Act of 1997 (the "Act"), which was signed into law in July 1998, applies primarily to mortgage loans consummated on or after July 29, 1999, and provides for automatic cancellation of borrower-paid mortgage insurance after such loans amortize down to specified loan-to-value ratio (in most cases 78%). The mandatory cancellation provisions of the Act are not applicable to lender-paid mortgage insurance at specified levels. The Act also provides for voluntary cancellation pursuant to the borrower's written request if certain conditions are met; initial disclosure at or before consummation of the mortgage of the borrower's rights with respect to cancellation; subsequent annual disclosure of such rights; notification upon cancellation of mortgage insurance; and notification if a request for cancellation is denied. The Act further provides that eight states which already had laws not inconsistent with the Act as of January 2, 1998, were exempt from the Act, and allowed these states a period of two years from enactment of the Act to amend such laws in a manner consistent with the provisions of the Act. The Company believes that application of the provisions of the Act will not have a material effect on the operations or financial results of the Company.

NEW YORK CIRCULAR LETTER NO. 2

The New York Insurance Department ("NYID") recently issued Circular Letter No. 2, dated February 1, 1999 (the "Letter"), which concluded that captive mortgage reinsurance arrangements are permissible if they "constitute a legitimate transfer of risk..[and]...are fair and equitable to the parties..." The Letter further stated that the NYID is in the process of developing guidelines for determining which captive arrangements are permissible. The Letter also concluded that "supernotes/performance notes," "dollar pool" insurance, and "un-captive captives" violate New York law. The Company is in the process of seeking further guidance with regard to the Letter . The Company will review any guidelines issued by the NYID, and analyze its risk-sharing arrangements relative to such guidelines. If necessary, the Company will revise its risk-sharing arrangements to bring them into compliance with the requirements of the Letter and any NYID guidelines. However, issuance by the NYID of guidelines which require Amerin Guaranty to revise material terms of its existing Captive Arrangements could have a material adverse effect on Amerin's business and financial results. Furthermore, the Company cannot predict the nature or consequences of the guidance, if any, which will be provided by the NYID or what actions, if any, the NYID may take in connection with practices or transactions determined to be violative of New York law.

EMPLOYEES

At December 31, 1998, the Company had 178 full-time employees. Of its total work force, 144 were assigned to the Company's headquarters in Chicago, Illinois, and 34 operated out of their homes around the country. None of the Company's employees is a member of a labor union. The Company believes that it maintains good relations with its employees.

ITEM 2.  PROPERTIES

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDERS MATTERS.

On November 22, 1995, the Registrant's Common Stock began trading on the Nasdaq National Market under the symbol "AMRN". Prior to such date, no established public trading market for the Registrant's common equity existed. As of March 15, 1999, the approximate number of record holders of the Registrant's Common Stock was 78. The following table sets forth, for the period indicated, the high and low last sale prices of the Registrant's Common Stock as reported on the Nasdaq National Market.


                                                                                        High               Low
                                                                                    ---------------  ----------------
1998:
    First Quarter................................................................      $30-1/8           $26-1/4
    Second Quarter...............................................................      $33-11/16         $27-5/8
    Third Quarter................................................................      $31-3/8           $18-7/8
    Fourth Quarter...............................................................      $25-1/8           $13-13/16
1997:
    First Quarter................................................................      $26-1/8           $19-7/8
    Second Quarter...............................................................      $24-7/8           $17-3/4
    Third Quarter................................................................      $28-3/4           $22-5/8
    Fourth Quarter...............................................................      $32-5/8           $22-1/2

The Registrant has never paid any cash dividends on its capital stock. The Registrant currently intends to retain its future earnings to finance the growth and development of its business and therefore does not anticipate paying cash dividends on its Common Stock for the foreseeable future. Amerin Corporation is a holding company whose principal source of cash flow is dividends and other permitted payments from its subsidiaries, Amerin Guaranty and Amerin Re. For a description of restrictions on the payment of dividends applicable to the Registrant and Amerin Guaranty, see Note 13 of Notes to Consolidated Financial Statements of the Registrant set forth on page F-20 herein.

ITEM 6.  SELECTED FINANCIAL DATA.


                                                                      YEARS ENDED DECEMBER 31,
                                                     -------------- -------------- --------------- --------------- -------------
                                                         1998           1997            1996            1995           1994
                                                     -------------- -------------- --------------- --------------- -------------
                                                                    (in thousands of dollars except ratios and per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  Net premiums written...........................         $125,383        $94,740          $70,000        $33,946       $10,274
  Increase in unearned premiums..................           (2,283)        (2,411)          (7,651)        (6,387)       (5,037)
  Net premiums earned............................          123,100         92,329           62,349         27,559         5,237
  Net investment income..........................           21,312         18,607           16,871          7,612         4,818
  Realized investment gains......................            1,515          1,167              161            491           435
         Total revenues..........................          145,927        112,103           79,381         35,662        10,490
Expenses:
  Losses incurred................................           34,354         30,272           20,681          7,757           262
  Policy acquisition costs.......................           22,340         10,520            8,485          6,641         2,456
   Underwriting and other expenses...............           16,046         14,643           10,623          6,915         5,765
  Merger expenses................................            1,098              -                -              -             -
    Compensation charge resulting from initial
    public offering..............................                -              -                -         35,741            --
         Total expenses..........................           73,838         55,435           39,789         57,054         8,482
Income tax expense                                          20,906         15,909           11,363          1,419             -
Net income (loss)................................           51,183         40,759           28,229       (22,811)         2,008
Pay-in-kind dividends on
  preferred stock................................                -              -                -          5,287         5,067
Net income (loss) applicable to
  common stockholders............................           51,183         40,759           28,229       (28,098)       (3,059)

OTHER OPERATING DATA:
    Mortgage insurance operating ratios:
         (GAAP)(1)
         Loss ratio..............................            27.9%          32.8%            33.2%          28.2%          5.0%
         Expense ratio...........................            30.6%          26.6%            30.6%          49.2%        157.0%
         Combined ratio..........................            58.5%          59.3%            63.8%          77.3%        162.0%
         (Statutory)(1)
         Loss ratio..............................            27.9%          32.8%            33.2%          28.2%          5.0%
         Expense ratio...........................            25.4%          25.6%            27.4%          42.8%         97.4%
         Combined ratio..........................            53.3%          58.4%            60.6%          70.9%        102.4%

PER SHARE DATA:(2)
Net Income (loss) - Basic........................           $1.94           $1.56           $1.08        $(2.32)        $(0.36)
Net Income (loss) - Diluted......................           $1.92           $1.54           $1.07        $(2.32)        $(0.36)
Weighted average shares outstanding (in
thousands):
   Basic.........................................          26,374          26,119          26,038         12,106          8,467
   Diluted.......................................          26,702          26,483          26,351         12,106          8,467
Book value (at year end).........................          $15.44          $13.39          $11.53         $10.55          $5.59


                                                                        As of and for the years ended December 31,
                                                        ---------------------------------------------------------------------------
                                                               1998           1997            1996            1995          1994
                                                        ---------------------------------------------------------------------------
OPERATING AND STATUTORY DATA:
    Number of policies in force...................            226,953        164,314         120,385          68,112        22,937
    Default rate..................................              1.41%          1.43%           1.20%           0.89%         0.18%
    Persistency...................................             69.3 %         87.2 %          87.6 %          93.0 %        96.2 %
    Direct primary insurance in force (in millions)
                                                             $ 28,147       $ 20,394        $ 14,777          $8,262        $2,750
    Direct primary risk in force (in millions)....
                                                               $7,032         $5,149         $3,671           $1,989         $ 580
    Amerin Guaranty Corporation:
        Statutory capital (in millions)...........
                                                                376.4         $307.8          $260.7          $227.0        $ 90.5
        Risk-to-capital ratio.....................               18.3           16.1            13.3             8.2           6.4


                                                                                      As of December 31,
                                                        ----------------------------------------------------------------------------
                                                            1998            1997             1996           1995           1994
                                                        -------------- ---------------- --------------- -------------- -------------
                                                                                 (in thousands of dollars)
 CONSOLIDATED BALANCE SHEETS DATA:
    Total investments.............................        $ 439,142       $ 377,720        $ 328,793      $ 296,982      $ 96,246
    Total assets..................................          545,232         440,558          365,731        316,934       107,261
    Unearned premiums.............................           26,114          23,352           20,525         12,710         6,323
    Loss reserves.................................           43,849          31,280           18,730          7,092           262
    13.5% Convertible Preferred
    Stock(3)......................................                -               -               --             --        40,755
    Total common stockholders'
    equity........................................          409,230         350,155          300,609        274,137        58,081

--------------------

 (1) GAAP and statutory accounting practices (SAP) ratios reflect the Company's status as a new company and include start-up and other expenses incurred prior to the commencement of significant operations. SAP ratios reflect the combined results of the Company's insurance subsidiaries and do not include holding company costs. Expense ratios exclude the compensation charge resulting from the Company's initial public offering.

 (2) For 1995 and subsequent, includes 13,340,000 shares issued in conjunction with the Company's November 28, 1995 initial public offering and also includes 2,250,068 shares, as of the date of such offering, out of a total of 11,000,000 shares that were previously excluded from weighted average shares. Such shares were subject to contingent recall provisions and the conditions required for the removal of recall provisions on the 11,000,000 shares had not been met. The Company's initial public offering removed the recall provisions on 2,250,068 of the shares and resulted in the cancellation of the remaining 8,749,932 common shares.

 (3) The 13.5% Convertible Preferred Stock was redeemed on December 1, 1995 at a redemption price of $46.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF CONSOLIDATED OPERATIONS

         1998 COMPARED TO 1997

Total revenues for 1998 were $145.9 million, an increase of 30% over total revenues of $112.1 million for 1997. The growth in revenues was due primarily to the increases in net premiums earned and investment income in 1998 as compared to 1997, as discussed below.

New insurance written in 1998 was $15.2 billion, compared to $7.8 billion in 1997. The dramatic growth in new insurance written is due to the increase in the Company's market share from 6.5% in 1997 to 8.1% in 1998 and the record volume of originations due to the heavy refinance environment. As of December 31, 1998, Amerin's primary insurance in force was $28.1 billion as compared with $20.4 billion as of December 31, 1997, which represents a 38% increase.

Net premiums written for 1998 were $125.4 million compared to $94.7 million for 1997, which represents a 32% increase. The increase was primarily attributable to a 95% increase in Amerin Guaranty's new insurance written which resulted in the growth in insurance in force and related premium revenue which was partially offset by the reduced persistency rate which decreased to 69.3% at December 31, 1998 from 87.2% at December 31, 1997. The decline in the persistency rate was due to the increased level of refinance activity in 1998.

Net premiums earned increased by $30.8 million to $123.1 million for 1998 from $92.3 million for 1997. This increase was due to the increase in insurance written and in force in 1998 as compared to 1997.

Net investment income of $21.3 million for 1998 increased by $2.7 million (or 15%) over 1997, due primarily to Amerin's net operating cash flows over the course of 1998, which resulted in an increase in the average amount of invested assets. Realized investment gains for 1998 were $1.5 million compared to realized investment gains of $1.2 million for 1997. As of December 31, 1998 and 1997, the yields to maturity on the investment portfolio were 5.5% and 5.6%, respectively, and the average durations of the investment portfolio remained constant at 6.3 years.

Losses incurred in 1998 were $34.4 million, compared to $30.3 million in 1997. The Company's loss ratio decreased from 32.8% for 1997 to 27.9% for 1998. The reduction in loss ratio is due to the decline in the default rate from 1.43% at December 31, 1997 to 1.41% at December 31, 1998 and the growth rate in paid claims was significantly less than the growth rate in insurance in force. Approximately 86% of the Company's insurance in force has been issued within the last three years and has not reached the peak claim paying period. Based on historical industry experience, the majority of claims occur in the third through sixth year after loan origination. Because of the Company's limited operating history, its loss experience is expected to increase significantly as its policies continue to age.

The Company's expense ratio increased from 26.6% for 1997 to 30.6% in 1998. The significant increase in expenses is due to the increase in contract underwriting expenses associated with the 95% increase in new insurance written in 1998.

The Company's effective tax rate was 29.0% in 1998. The effective tax rate for 1998 was below the statutory rate of 35%, principally reflecting the benefits of tax-exempt investment income.

As a result of the foregoing factors, the Company had net income of $51.2 million for 1998, or $1.92 per share on a diluted basis compared to net income of $40.8 for 1997 or $1.54 per share on a diluted basis.

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

Losses incurred in 1997 were $30.3 million, compared to $20.7 million in 1996, as a result of aging of the Company's policies. The Company's loss ratio decreased from 33.2% for 1996 to 32.8% for 1997 due to favorable delinquency rates on business issued during the last three years. Approximately 92% of Amerin Guaranty's insurance in force has been issued within the last three years and has not reached the peak claim paying period. Based on historical overall mortgage insurance industry experience, the majority of claims occur in the third through sixth year after loan origination. At December 31, 1997, Amerin Guaranty's default rate of 1.43% compares favorably to an industry equivalent seasoned rate of 1.72%. Because of its limited operating history, the Company expects it loss experience to increase as its policies age.

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

As a result of the foregoing factors, the Company had net income of $40.8 million for 1997 or $1.54 per share on a diluted basis, compared to net income of $28.2 million for 1996 or $1.07 per share on a diluted basis.

FINANCIAL CONDITION

The Company's consolidated total investments were $439.1 million at December 31, 1998, compared with $377.7 million at December 31, 1997. The Company generated consolidated cash flows from operating activities of $57.8 million during 1998, compared to $54.6 million generated during 1997. All of the Company's fixed maturity securities at December 31, 1998 are rated "investment grade," which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2 or an S&P rating ranging from "AAA" to "BBB-."

The aggregate fair value (carrying value) of the fixed maturity securities was greater than amortized cost at December 31, 1998 by $16.8 million. At December 31, 1997, the aggregate fair value (carrying value) of the Company's fixed maturity securities was greater than amortized cost by $12.7 million. The increase during 1998 in the fair value of the Company's fixed maturity securities compared to amortized cost is due primarily to the decrease in interest rates during 1998. Fixed maturity securities of $192.9 million or 44.5% of total fixed maturity securities at December 31, 1998 have stated maturities of 10 years or greater. As a result of these long-term holdings, if interest rates should increase, the fair value of these securities will decline and common stockholders' equity will decrease.

Consolidated loss reserves increased by $12.5 million to $43.8 million at December 31, 1998 from $31.3 million at December 31, 1997, primarily due to the growth of insurance in force. See "-- Results of Consolidated Operations -- 1998 Compared to 1997." Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

Consolidated unearned premiums increased $2.7 million from $23.4 million at December 31, 1997 to $26.1 million at December 31, 1998, reflecting the increase in insurance in force during 1998 versus 1997. The unearned premium reserve growth rate is significantly lower then the increase in insurance in force due to the increased concentration of monthly business.

Consolidated common stockholders' equity increased to $409.2 million at December 31, 1998, from $350.2 million at December 31, 1997, an increase of 17%. This increase resulted primarily from the results of 1998 operations.

LIQUIDITY AND CAPITAL RESOURCES

THE FOLLOWING DISCUSSION DOES NOT TAKE INTO ACCOUNT THE EFFECTS OF THE PENDING MERGER BETWEEN THE COMPANY AND CMAC INVESTMENT CORPORATION ON THE OVERALL LIQUIDITY AND CAPITAL RESOURCES OF THE RESULTING COMBINED COMPANY. SEE "BUSINESS - PENDING MERGER."

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

The Company generated positive cash flows from operations of approximately $57.8 million, $54.6 million and $43.3 million, respectively, in 1998, 1997 and 1996, as shown on the Consolidated Statements of Cash Flows. Positive cash flows are invested pending future payments of claims and other expenses. Should Amerin Guaranty experience cash flow shortfalls due to significantly higher than anticipated claims, or for other reasons, the Company anticipates funding such shortfalls through sales of short-term investments and, if required, other investment portfolio securities.

The Company does not expect to incur significant capital costs in 1999.

In connection with the merger of CMAC Investment Corporation, the Company expects to incur investment banking, legal, accounting and other related cash transaction costs and fees. Additionally, the Company expects to incur merger related employee severance associated with the integration of the separate companies. The merger related cash expenses, estimated to be approximately $15 million in 1999, will be charged to expense in the period incurred and funded from current operations of Amerin Guaranty. A majority of the expenditures will be incurred in the second and third quarters of 1999.

The payment of dividends from unassigned surplus by the insurance subsidiaries without prior approval of the Illinois Insurance Department is subject to certain restrictions principally including those relating to the greater of 10% of the prior year's statutory basis surplus or net income. The total amount of dividends that could be paid in 1999 without regulatory approval is approximately $8.5 million.

In addition, dividend restrictions have been placed on the Company and its subsidiaries by Moody's Investor Services, Inc., Fitch Investor Services, L.P., and Standard & Poor's Corporation(collectively, Rating Agencies) as embodied in various support agreements (Agreements). Those restrictions require that no dividend will be declared or paid if the subsidiaries' net risk in force exceeds the maximum multiple of capital , as specified in the Agreements, or the subsidiaries' rating is less than the minimum rating allowed.

Amerin Guaranty is the principal insurance subsidiary of the Company. Amerin Guaranty's risk-to-capital ratio was 18.3:1 at December 31, 1998, compared to 16.1:1 at December 31, 1997. This increase was due to the growth in Amerin Guaranty's risk in force during 1998.

To provide against the possibility that rapid growth of the Company's business may generate levels of risk in force that could not be supported solely by internally-generated capital, the Company entered into an excess loss agreement with a major reinsurer effective January 1, 1996, and cancelable by the Company beginning in 2000. The claims-paying ability of the reinsurer is rated AA by S&P. This agreement provides additional support in the event that the Company's risk-to-capital ratio and its combined ratio both exceed specified levels and will be taken into account by S&P in measuring the Company's risk-to-capital ratio to the extent required by rapid growth. Premiums payable with respect to any quarterly period may vary to the extent that the Company's combined insurance risk-to-capital ratio exceeds certain specified levels.

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

The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers are fully supported. The Company is well underway with these efforts, which are scheduled to be completed in early 1999.

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

The Company has reviewed the Year 2000 initiatives of CMAC. CMAC has indicated they have experienced very few problems related to year 2000 testing. CMAC believes that it does not have material exposure to the Year 2000 issue with respect to its information systems since its existing systems correctly define the year 2000. CMAC's information systems will be used for the combined company's operations.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK EXPOSURE

The Company is exposed to various market risks, most specifically changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. The Company does not enter into derivatives or other similar financial instruments for trading or speculative purposes. The following analysis presents the hypothetical loss in fair value of the financial instruments held by the Company at December 31, 1998. The range of changes in interest rates used in the analysis reflects the Company's view of changes that are reasonably possible over a one year period. This discussion of market risks related to the Company's consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these risk factors may differ materially from the Company's estimates. In the ordinary course of business, the Company also faces risks that are either nonfinancial or nonquantifiable, including credit risk and legal risk. These risks are not included in the following analysis.

The fair value of the Company's cash and cash equivalents investment portfolio at December 31, 1998 approximated its carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio and the resulting fair value was not materially different from the December 31, 1998 carrying value.

At December 31, 1998, the fair value of the Company's fixed maturities available for sale was $433.4 million, which was $16.8 million greater than its aggregate amortized cost. This portfolio, which is not hedged, consists of investment grade fixed income securities. At December 31, 1998, municipal securities represented 76.8% of the carrying value of the investment portfolio. The valuation of the Company's fixed maturity portfolio is subject to long-term interest rate risk. A hypothetical one percentage point increase in long-term interest rates would decrease the fair value of the portfolio at December 31, 1998 by approximately $13 million.

This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of the Company's financial instruments. The actual impact of interest rate and price changes may differ significantly from those shown in the analysis. The sensitivity is further limited as it does not take into consideration any actions the Company could take in response to or in anticipation of movements in interest rates or prices.

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

                                     PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding the Registrant's executive officers as of March 15, 1999:


Name and Age                                                                  Title
--------------------------------------------   ---------------------------------------------------------------------
Gerald L. Friedman (60)....................    Chairman of the Board of Directors and Chief Executive Officer of the
                                               Company and Amerin Guaranty
Roy J. Kasmar (43).........................    President, Chief Operating Officer and Director of the Company and
                                               Amerin Guaranty
Jerome J. Selitto (57).....................    Vice Chairman of the Company and Amerin Guaranty and Director of
                                               Amerin Guaranty
David I. Vickers (38)......................    Senior Vice President, Chief Financial Officer and Treasurer of the
                                               Company and Amerin Guaranty and Director of Amerin Guaranty
Randolph C. Sailer II (44).................    Senior Vice President, General Counsel and Secretary of the Company
                                               and Amerin Guaranty and Director of Amerin Guaranty
William V. Nardiello (50)..................    Executive Vice President, Sales and Marketing of Amerin Guaranty
Albert V.Will (43).........................    Executive Vice President, Operations of Amerin Guaranty
Sean P. Connelly (32)......................    Senior Vice President, Director of Information Technology of Amerin
                                               Guaranty
Michael J. Dirrane (42)....................    Senior Vice President, National Sales Director of Amerin Guaranty
Matthew K. Lindland (36)...................    Senior Vice President, Director of Corporate Transactions of Amerin
                                               Guaranty
Sergio E. Murer (34).......................    Senior Vice President, Operations of Amerin Guaranty
R. Bruce Van Fleet, III (47)...............    Senior Vice President, National Accounts Director, of Amerin Guaranty
Philip P. Yee (45).........................    Senior Vice President, Marketing Services and Corporate
                                               Communications, of Amerin Guaranty
Alan E. Goldberg (44)......................    Director of the Company and Amerin Guaranty
Howard I. Hoffen (35)......................    Director of the Company and Amerin Guaranty
Larry E. Swedroe (47)......................    Director of the Company

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

Mr. Nardiello has been Executive Vice President of Sales and Marketing since August of 1998. Prior thereto, Mr. Nardiello was Vice President of Business Development for the Thomas Group from July 1996 to May 1998, President and Chief Executive Officer of Residential Information Services from March 1995 until May 1996, Vice President of the Thomas Group from July 1994 to March 1995, and a partner in Results Marketing Group from May 1992 to June 1994.

Mr. Will has been Executive Vice President, Operations, of the Company since August 1998. Since August 1997, he has been a Principal of eoTek, LLC., and of Looking Glass Partners. He served as Chief Operating Officer of Ban One Mortgage from November 1995 through August 1997, and Senior Vice President of Residential Services Corporation of America from September 1989 through November 1995.

Mr. Connelly has been Senior Vice President and Director of Information Technology of Amerin Guaranty since December 1997, and Vice President and Director of Management Information Systems of Amerin Guaranty from January 1996 through December 1998. Prior thereto, he was Vice President of Information Technology for Prudential Home Mortgage from January 1993 to December 1995, and worked in various technology positions within Prudential Home Mortgage from June 1987 through December 1992.

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

Mr. Murer has been Senior Vice President, Product Development of Amerin Guaranty since October 1998, Senior Vice President, Operations of Amerin Guaranty from December 1997 to October 1998, and Vice President of Amerin Guaranty from September 1996 to December 1997. Prior thereto, Mr. Murer was Vice President of Finance for Norwest Mortgage from May 1996 through September 1996, Vice President of Correspondent Lending for Prudential Home Mortgage from August 1992 through May 1996, and Vice President of Secondary Marketing for Prudential Home Mortgage from April 1988 through July 1992.

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

Mr. Goldberg has been a director of the Company and Amerin Guaranty since April 1992. Mr. Goldberg has been Chairman of Morgan Stanley Dean Witter Capital Partners since February 1998. Prior thereto, he was co-head of MSDW Capital Partners. He has been a Managing Director of Morgan Stanley & Co. Incorporated since January 1988. Mr. Goldberg also serves as a director of Allegiance Telecom, Inc., Catalytica, Inc., Smurfit-Stone Container Corporation, Equant, N. V., and several other private companies.

Mr. Hoffen is currently a Managing Director, from November 1996 was a Principal, from February 1994 through November 1996 was a Vice President, and from September 1989 through February 1994 an Associate, at Morgan Stanley & Co. Incorporated. He is a Vice President of Morgan Stanley Leveraged Equity Fund II, Inc. (MSLEF, Inc.), which is the general partner of MSLEF and a Director of Coho Energy Inc. and Catalytica, Inc. Mr. Hoffen has been a director of Amerin Guaranty since January 1993.

Mr. Swedroe has been a principal of Buckingham Asset Management, Inc., a personal investment advisory firm, since May 1996. From January 1994 to April 1996, he was Vice Chairman of Residential Services Corporation of America
(RSCA), the holding company for Prudential Home Mortgage and Lender's Service, Inc. Prior thereto, he served as a Managing Director of RSCA from November 1986 through December 1993.

NOTE: PURSUANT TO THE TERMS OF THE MERGER AGREEMENT, DATED AS OF NOVEMBER 22, 1998, BETWEEN THE COMPANY AND CMAC INVESTMENT CORPORATION, UPON COMPLETION OF THE MERGER, THE COMPANY WILL BE ENTITLED TO NOMINATE FIVE OF THE FOURTEEN MEMBERS OF THE BOARD OF DIRECTORS OF THE COMBINED ENTITY. OF THE CURRENT DIRECTORS OF THE COMPANY, MESSRS. GOLDBERG AND HOFFEN WILL RESIGN UPON COMPLETION OF THE MERGER. MESSRS. KASMAR AND SWEDROE, AND THREE OTHER PERSONS TO BE DETERMINED, WILL BE NOMINATED AS DIRECTORS OF THE COMBINED ENTITY TO FILL THESE FIVE POSITIONS.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

The Board of Directors held seven meetings during 1998. All directors attended at least 75% of the meetings of the board and any committee on which they serve held during 1998 or the portion of 1998 during which they were a director.

The board of directors has an Audit Committee, a Compensation Committee, a Stock Plan Committee, and a Finance Committee. The board does not have a nominating or similar committee. The present member of the Audit Committee is Howard I. Hoffen. The responsibilities of the Audit Committee include: recommending to the board of directors the independent auditors to be selected to conduct the annual audit of the books and records of the Company; reviewing the proposed scope of such audit and approving the audit fees to be paid; and reviewing the adequacy and effectiveness of the internal accounting and financial controls of the Company with the independent auditors and the Company's financial and accounting staff. The Audit Committee did not meet during 1998.

The Compensation Committee of the board of directors of Amerin Corporation is comprised of Alan E. Goldberg (Chairman), Larry E. Swedroe and Gerald L. Friedman. Mr. Friedman does not participate in consideration of his own compensation. The responsibilities of the Compensation Committee include: reviewing and approving executive compensation, including setting salaries and bonuses, approving employment agreements, establishing bonus plans and making awards thereunder and any related matters. The Compensation Committee met once during 1998.

The Stock Plan Committee of the board of directors of Amerin Corporation is comprised of Larry E. Swedroe (Chairman) and Alan E. Goldberg. The responsibilities of the Stock Plan Committee include establishing stock incentive plans and making awards thereunder and any related matters. The Stock Plan Committee met twice during 1998.

The current members of the Finance Committee are Larry E. Swedroe (Chairman), Gerald L. Friedman and Alan E. Goldberg. Until February 5, 1998, the members of the Finance Committee were Alan E. Goldberg (Chairman), Gerald L. Friedman and Howard I. Hoffen. The responsibilities of the Finance Committee include: recommending to the board of directors the investment advisor(s) to be selected to manage the investment of the Company's assets; reviewing and modifying as necessary the Company's internal investment guidelines; and reviewing the performance of the Company's investment portfolio. The Finance Committee met once during 1998.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities file with the Securities and Exchange Commission and the Nasdaq Stock Market, Inc. certain reports with respect to beneficial ownership of the Company's equity securities.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on written representations provided to the Company by each executive officer, director and 10% beneficial owner, the Company believes each such person filed on a timely basis the reports required by Section 16(a) with respect to the beneficial ownership of equity securities of the Company during the fiscal year ended December 31, 1998.

ITEM 11.       EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table. The following table provides information relating to compensation for the year ended December 31, 1998 for the Chairman and the other four most highly compensated executive officers of the Company (collectively, the "Named Executive Officers").


                                            ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                                            -------------------                  ----------------------
                                                                                          AWARDS             PAYOUTS
                                                                                          ------             -------
                                                                                 RESTRICTED    SECURITIES
                                                               OTHER ANNUAL        STOCK       UNDERLYING     LTIP     ALL OTHER
NAME AND                                                       COMPENSATION        AWARDS     OPTIONS/SARS   PAYOUTS  COMPENSATION
PRINCIPAL POSITION           YEAR    SALARY($)    BONUS($)          ($)             ($)            (#)         ($)        ($)
------------------           ----    ------       -------      ------------      ----------   ------------   -------  ------------
Gerald L. Friedman           1998    $250,000     $225,000
Chairman and Chief           1997    $240,000     $ 90,000                                     278,000
Executive Officer            1996    $215,000     $101,000

Roy J. Kasmar(1)             1998    $275,000     $325,000                                      34,400
President and Chief          1997    $245,000     $ 86,875                                     100,000                $102,188
Operating Officer            1996    $143,013     $ 74,000                        $514,400     178,345                $105,509

Jerome J. Selitto            1998    $275,000     $ 60,000
Vice Chairman                1997    $265,000     $ 60,375                                     278,000
                             1996    $245,000     $ 66,000

Randolph C. Sailer II        1998    $185,500     $125,000
Senior Vice President        1997    $175,000     $ 55,000                                      23,112
and General Counsel;         1996    $155,000     $ 44,000

David I. Vickers(2)          1998    $200,000     $100,000
Senior Vice President        1997    $ 66,667     $ 36,000                                      41,602

---------

(1) Mr. Kasmar joined Amerin Guaranty in May 1996 at an annual salary of $245,000. Of the amounts set forth for Mr. Kasmar for 1996 and 1997, respectively, under "All Other Compensation," $105,509 and $102,188, represent payment to Mr. Kasmar with respect to relocation expenses.

(2) Mr. Vickers joined Amerin Guaranty in August 1997 at an annual salary of $200,000.

STOCK OPTION/SAR GRANTS IN LAST FISCAL YEAR. The following table sets forth certain information regarding grants of stock options made during 1998 to the Named Executive Officers pursuant to the Company's 1992 Long-Term Stock Incentive Plan (the "Stock Incentive Plan"). No grants of stock appreciation rights were made during 1997 to any of the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR


                NAME          NUMBER OF                                      EXPIRATION     POTENTIAL REALIZABLE VALUE OF
                ----          ----------                                     ----------    -----------------------------
                              SECURITIES                         EXERCISE       DATE        ASSUMED ANNUAL RATES OF STOCK
                              -----------      % OF TOTAL         PRICE         ----        -----------------------------
                              UNDERLYING     OPTIONS GRANTED    ($/SH.)(1)                  PRICE ANNUAL APPRECIATION FOR
                              -----------     TO EMPLOYEES      ----------                  -----------------------------
                               OPTIONS       IN FISCAL YEAR                                       OPTION TERM
                               -------       ---------------                                      -----------
                               GRANTED
                               -------                                                         5%($)            10%($)
                                                                                               -----            -----
         R. Kasmar (2)......    34,400            14.8%            29.50      4/21/07        $280,360          $619,544

---------

(1) Based on the last reported sale price of the Common Stock on the Nasdaq National Market on the business day immediately preceding the grant date.

(2) Twenty percent of each of the options awards vests on each of the first five anniversaries of the award.

STOCK OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS/SAR VALUES. The following table sets forth information regarding the number and value of securities resulting from the exercise of stock options by the Named Executive Officers and the underlying unexercised stock options held by the Named Executive Officers as of December 31, 1998.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES


           NAME              SHARES     VALUE REALIZED         EXERCISABLE/                  EXERCISABLE/
           ----            ACQUIRED ON        ($)              UNEXERCISABLE                UNEXERCISABLE
                            EXERCISE          ---              -------------                -------------
                               (#)
                               ---
                                                           NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS/SARS
                                                          OPTIONS/SARS AT FISCAL          AT FISCAL YEAR END
                                                               YEAR END (#)                    ($) (1)
                                                               ------------                    -------
G. Friedman...........               0              0          55,600/222,400             $326,650/$1,306,600
R. Kasmar.............               0              0          35,633/242,532             $ 72,139/$  244,365
J. Selitto............         126,000     $3,389,550          62,100/228,900             $446,153/$1,426,103
R. Sailer.............               0              0          17,748/ 22,989             $254,859/$  103,263
D. Vickers............               0              0           8,321/ 33,281             $  9,361/$   43,674

---------

(1) In addition to the options shown as exercisable as of December 31, 1998, an additional 6,500 of the options shown in the table as unexercisable became exercisable on January 1, 1998, for Mr. Selitto.

(2) The last reported sale price of the Common Stock on the Nasdaq National Market on December 31, 1998 ($23.625 per share) was used to determine the value of the in-the-money options. The dollar amounts shown represent the amount by which the product of such last reported sale price and the number of shares purchasable upon the exercise of such in-the-money options exceeds the aggregate exercise price payable upon such exercise.

COMPENSATION OF DIRECTORS

No additional compensation is paid to any director who is an employee of the Company or of any of its subsidiaries for service on the board of directors. Directors who are not representatives of the original group of five institutional investors ("Outside Directors") receive $2,000 for each board meeting attended. In addition, each Outside Director receives (i) at his or her election, either (A) $30,000 in cash or (B) an annual grant of shares of Common Stock under the Company's 1992 Long-Term Stock Incentive Plan (the "Stock Incentive Plan"), with the number of shares equal to $30,000 divided by the Fair Market Value (as defined below) of a share of the Company's Common Stock on the Grant Date (as defined below), and (ii) an annual grant under the Stock Incentive Plan of non-qualified options to purchase 1,000 shares of Common Stock. The options will vest in three equal installments on the first, second and third anniversaries of the Grant Date, and will be subject to an exercise price per share equal to the Fair Market Value of a share of Common Stock on the Grant Date. For purposes of the foregoing, the "Fair Market Value" of a share of Common Stock is the closing price per share of the Common Stock on the Nasdaq National Market on the first day prior to the Grant Date on which the Nasdaq National Market was open for trading. The "Grant Date" is the date of the Annual Meeting of Stockholders of the Company; provided, however, that if a director is appointed on a date other than the date of the Annual Meeting of Stockholders, the "Grant Date" in such year shall be the date of such appointment. Directors receive no additional compensation for service on committees of the board. Outside Directors are reimbursed for travel and expenses related to attendance at meetings of the board of directors or board committees.

IT IS ANTICIPATED THAT, UPON CONSUMMATION OF THE MERGER, OUTSIDE DIRECTORS OF THE SURVIVING CORPORATION WILL BE COMPENSATED SUBSTANTIALLY IN ACCORDANCE WITH THE CURRENT COMPENSATION PRACTICES OF CMAC INVESTMENT CORPORATION.

SEVERANCE AGREEMENTS

In September 1997, the Company entered into severance agreements (the "Severance Agreements") with each of Messrs. Friedman, Kasmar and Selitto. The Severance Agreements provide for the payment of cash and the provision of certain employee benefits in the event that a "Change in Control" of the Company occurs and the executive is terminated within a two-year period following such Change in Control. Pursuant to the Severance Agreements, any of the following events will constitute a Change in Control: (i) A merger, reorganization, consolidation of the Company, or a sale or transfer of the assets of the Company, in which less than a majority of the combined voting power of the then-outstanding voting stock of the surviving entity immediately after such transaction is held in the aggregate by the holders of voting stock of the company immediately prior to such transaction; (ii) the filing of a Schedule 13D or Schedule 14D-1 disclosing that any person (other than one of the Company's five original institutional investors) has become the beneficial owner of securities representing 25% or more of the combined voting power of the then-outstanding voting stock of the Company. For purposes of the Severance Agreements, "termination" includes both actual termination and "constructive termination," which is defined as any of: (i) The failure to maintain the executive in substantially the same office or position which the executive held immediately prior to the Change of Control; (ii) A significant adverse change in the nature or scope of the authorities, powers, functions, responsibilities or duties attached to the position which the executive held immediately prior to the Change in Control; (iii) a reduction in the aggregate of the cash compensation (salary and bonus) received by the executive prior to the Change in Control; or (iv) the failure of the surviving entity after a Change of Control to assume the Company's obligations under the Severance Arrangements.

In the event of a Change of Control and termination of any of Messrs. Friedman, Kasmar and Selitto as described above, the terminated executive will be entitled to the following benefits: (i) a cash payment equal to three times the executive's annual salary (not including any bonus); (ii) extension of Company medical benefits for two years; and (iii) payment of any certain "Excess Parachute Payment" excise tax amounts arising from the executive's receipt of value under the Severance Arrangements through a gross-up payment to the executive that covers (i) the applicable excise tax and (ii) the income tax and the excise tax on the gross-up payment itself. Under applicable federal tax laws, the Company (or its successor) will lose its income tax deductions for both (i) the amount of the Excess Parachute Payment and (ii) the gross-up payment.

PURSUANT TO THE TERMS OF THEIR RESPECTIVE SEVERANCE AGREEMENTS, MESSRS. FRIEDMAN AND SELITTO WILL, UPON CONSUMMATION OF THE MERGER AND THEIR TERMINATION OF EMPLOYMENT WITH THE COMPANY, BECOME ENTITLED TO THE SEVERANCE BENEFITS DESCRIBED ABOVE. IN CONNECTION WITH COMPLETION OF THE MERGER, MR. KASMAR WILL ENTER INTO AN EMPLOYMENT AGREEMENT WITH THE COMBINED ENTITY PURSUANT TO WHICH HE WILL BE ENTITLED TO CHANGE OF CONTROL BENEFITS SUBSTANTIALLY SIMILAR TO THOSE DESCRIBED ABOVE.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the board of directors of Amerin Corporation is comprised of Alan E. Goldberg (Chairman), Larry E. Swedroe and Gerald L. Friedman. Actions of the Compensation Committee require a unanimous vote, except that Mr. Friedman does not participate in consideration of his own compensation.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the shares of Common Stock beneficially owned as of March 16, 1999 (except as noted) by:
(i) each person or entity that is known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock; (ii) each director of the Company, including the nominees for re-election as directors;
(iii) each Executive Officer named in the Summary Compensation Table herein; and (iv) all directors and executive officers as a group.


                                                                                  SHARES BENEFICIALLY     PERCENT OF
           NAME OF BENEFICIAL OWNER(1)                                                    OWNED              CLASS
Gerald L. Friedman....................................                                 1,267,742(2)           4.8%
Alan E. Goldberg......................................                                   705,018(3)           2.7%
Howard I. Hoffen......................................                                   705,018(3)           2.7%
Larry E. Swedroe......................................                                     2,760(4)              *
Randolph C. Sailer II.................................                                    17,748(5)              *
Roy J. Kasmar.........................................                                   334,400(6)              *
Jerome J. Selitto.....................................                                   328,840(7)              *
David I. Vickers......................................                                    10,821(8)              *
  All directors and executive officers as a group
  (10 persons)........................................                                 2,766,956(9)          13.4%
First Plaza Group Trust...............................                                 1,350,189(10)(15)      5.3%
Jurika & Voyles, L. P.................................                                 1,976,033(11)(15)      8.0%
Legg Mason, Inc.......................................                                 1,800,613(12)(15)      7.3%
Lazard Freres & Co. LLC...............................                                 1,617,517(13)(15)      6.3%
Mellon Bank Corporation...............................                                 1,457,095(14)(15)      5.9%

--------
 *       Less than one percent

 (1) Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned. All share amounts reflect beneficial ownership determined pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended. All information with respect to beneficial ownership has been furnished by the respective director, executive officer or stockholder, as the case may be.

 (2) Includes 55,600 shares issuable upon exercise of stock options, 7,500 shares held by the Friedman Family Foundation (the "Foundation"), a private charitable foundation, 30,000 shares held by the Gerald L. Friedman Charitable Remainder Unitrust of 1997 (the "GLF Unitrust"), a charitable remainder trust, 30,000 shares held by the Sheree A. Friedman Charitable Remainder Unitrust of 1997 (the "SAF Unitrust") a charitable remainder trust, 6,875 shares (as to which Mr. Friedman disclaims beneficial ownership) held by the Sarah Beth Friedman 1989 Trust, a trust created for the benefit of Mr. Friedman's daughter, 6,875 shares (as to which Mr. Friedman disclaims beneficial ownership) held by Rachael L. Friedman (Mr. Friedman's daughter), 7,000 shares (as to which Mr. Friedman disclaims beneficial ownership) held by Daniel B. Rand, and 222,400 stock options that will become exercisable upon completion of the Merger.

 (3) All of the shares shown are held by two wholly-owned subsidiaries of Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD"). Mr. Goldberg and Mr. Hoffen are a Managing Director and Principal, respectively, of Morgan Stanley & Co., Incorporated, an affiliate of MSDWD. Share data shown for such individuals reflects shares shown as held by the two wholly-owned subsidiaries of MSDWD, as to which such individuals disclaim beneficial ownership.

 (4)     Includes 667 shares issuable upon exercise of stock options.

 (5)     Includes 17,748 shares issuable upon exercise of stock options.

 (6) Includes 13,101 shares as to which restrictions on transferability will lapse upon completion of the Merger, 91,266 shares issuable upon exercise of vested stock options and 221,299 stock options that will become vested upon completion of the Merger.

 (7) Includes 68,350 shares issuable upon exercise of vested stock options and 222,400 stock options that will become exercisable upon completion of the Merger.

 (8)     Includes 8,321 shares issuable upon exercise of stock options.

 (9) Includes 1,010,178 shares issuable upon exercise of stock options, 13,101 shares as to which restrictions on transferability will lapse upon completion of the Merger, and 705,018 shares in the aggregate for Messrs. Goldberg and Hoffen. Messrs. Goldberg and Hoffen have disclaimed beneficial ownership of such shares as described in Note (3) above.

(10) The address of First Plaza Group Trust is Mellon Bank, N.A., as Trustee, One Mellon Bank Center, Pittsburgh, PA 15258.

(11) The address of Jurika & Voyles, L. P. is 1999 Harrison Street, Suite 700, Oakland, CA 94612.

(12)     The address of Legg Mason, Inc. is 100 Light Street, Baltimore,
         MD 21202.

(13) The address of Lazard Freres & Co. LLC is 30 Rockefeller Plaza, New York, NY 10020.

(14) The address of Mellon Bank Corporation is One Mellon Bank Center, Pittsburgh, PA 15258.

(15) Share ownership numbers and percentages are as of December 31, 1998, the last date at which each of these holders was required to report such ownership.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to an employment agreement between Mr. Friedman and Amerin Guaranty, in order to provide assistance with the tax liability, if any, associated with the grant to Mr. Friedman of certain shares (the "Friedman Shares"), Mr. Friedman has the right to borrow from Amerin Guaranty an amount equal to such tax liability. Such loan would have a term of five years and bear interest (payable at maturity) at the prime rate at the time the loan is made, would be prepayable in whole or in part by Mr. Friedman at any time or from time to time and would be accelerated to the extent of any cash proceeds from sales by Mr. Friedman of the Friedman Shares. No loans have been made by Amerin Guaranty to Mr. Friedman and no amounts are outstanding.

Pursuant to an agreement dated March 1, 1998, between Amerin Guaranty and John F. Peterson, Senior Vice President of Amerin Guaranty, Mr. Peterson resigned from Amerin Guaranty as of April 30, 1998. Pursuant to this agreement, Mr. Peterson became entitled to exercise options to purchase 12,874 shares of Amerin Common Stock which otherwise would have become exercisable in two equal installments of 6,437 on January 1, 1999 and 2000, respectively. The agreement also provided for the payment by Amerin Guaranty of Mr. Peterson's medical insurance premiums through April 30, 1999. The estimated aggregate value of these benefits was $193,979, based on the market prices per share of Amerin Common Stock at the dates of exercise.

The Company and Messrs. Friedman, Kasmar and Selitto are parties to certain severance agreements. See "Executive Compensation -- Severance Agreements."

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

                      3. Exhibits:

                      See Exhibit Index on pages 44 to 45 for exhibits filed with this report on Form 10-K.

    (b) Reports on Form 8-K:

                      On October 15, 1998, the Registrant filed one report on Form 8-K with respect to the adoption by the Registrant of a Shareholders Rights Plan.

                      On November 25, 1998, the Registrant filed one report on Form 8-K with respect to the Agreement and Plan of Merger, dated November 22, 1998, entered into between the Registrant and CMAC Investment Corporation.

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

 10.8            Severance Agreement dated as of September 17, 1997 between Amerin Corporation and Gerald L.
                 Friedman. (incorporated by reference)

 10.9            Severance Agreement dated as of September 17, 1997 between Amerin Corporation and Roy J.
                 Kasmar. (incorporated by reference)

 10.10           Severance Agreement dated as of September 17, 1997 between Amerin Corporation and Jerome J.
                 Selitto. (incorporated by reference)

 10.11           Release and Separation Agreement, dated as of March 1, 1998, between Amerin Guaranty
                 Corporation and John F. Peterson

 21.1            Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant's Registration Statement
                 on Form S-1 (Registration No. 33-97514) and incorporated herein by reference).

 23.1            Consent of Ernst & Young LLP.

 27.0            Financial Data Schedule

                                        SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERIN CORPORATION

                                       By: /S/ GERALD L. FRIEDMAN
                                          ------------------------------
                                             Gerald L. Friedman
                                             Chairman of the Board and
                                             Chief Executive Officer

Date:  April 15, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


          SIGNATURE                                       TITLE                                 DATE

    /S/ GERALD L. FRIEDMAN                            Director; Chairman of the Board and      April 15, 1999
    ----------------------                           Chief Executive Officer (PRINCIPAL
    Gerald L. Friedman                                EXECUTIVE OFFICER)


    /S/ ROY J. KASMAR                                 Director; President and Chief            April 15, 1999
    ---------------------                             Operating Officer
    Roy J. Kasmar


    /S/ DAVID I. VICKERS                              Senior Vice President, Chief             April 15, 1999
    ---------------------                             Financial Officer (PRINCIPAL
    David I. Vickers                                  FINANCIAL OFFICER and PRINCIPAL
                                                      ACCOUNTING OFFICER)


    /S/ ALAN E. GOLDBERG                                        Director                       April 15, 1999
    ------------------------
    Alan E. Goldberg


    /S/ HOWARD I. HOFFEN                                        Director                       April 15, 1999
    ------------------------
    Howard I. Hoffen


    /S/ LARRY E. SWEDROE                                       Director                        April 15, 1999
    ------------------------
    Larry E. Swedroe


                       Amerin Corporation and Subsidiaries



                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                               Page
                                                                                                               ----
AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..................................................................................F-2

Consolidated Balance Sheets at December 31, 1998 and 1997.......................................................F-3

Consolidated Statements of Operations For the Years Ended
  December 31, 1998, 1997 and 1996..............................................................................F-4

Consolidated Statements of Common Stockholders' Equity
  for the Years Ended December 31, 1998, 1997 and 1996..........................................................F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996..............................................................................F-6

Notes to Consolidated Financial Statements......................................................................F-7


FINANCIAL STATEMENT SCHEDULES

II.      Condensed Financial Information of Registrant
           Condensed Balance Sheets.............................................................................S-1
           Condensed Statements of Operations...................................................................S-2
           Condensed Statements of Cash Flows...................................................................S-3
III.     Supplementary Insurance Information....................................................................S-4
V.       Valuation and Qualifying Accounts......................................................................S-5

         Schedules other than those listed above have been omitted because they are either not required, are not applicable, or the required information is shown in the Consolidated Financial Statements and related notes.

                            Report of Independent Auditors


Board of Directors
AMERIN CORPORATION

We have audited the accompanying consolidated balance sheets of Amerin Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amerin Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                       ERNST & YOUNG LLP


Chicago, Illinois
January 21, 1999

                          Amerin Corporation and Subsidiaries
                              Consolidated Balance Sheets
                           (in thousands, except share data)


                                                                                         December 31,
                                                                               ---------------------------------
                                                                                     1998              1997
                                                                                     ------            ------

 ASSETS
 Investments (NOTE 4):
    Fixed maturities available-for-sale, at fair value (amortized cost
    $416,533 in 1998 and $361,660 in 1997)............................          $   433,377         $ 374,320
    Short-term investment.............................................                5,765             3,400
                                                                                   --------          --------
Total investments.....................................................              439,142           377,720
Cash and cash equivalents.............................................                7,186             4,456
Accrued investment income.............................................                6,024             5,872
Premiums receivable...................................................                5,607             5,020
Deferred policy acquisition costs.....................................               16,839             7,776
Prepaid federal income taxes (NOTE 7).................................               45,000            25,257
Leasehold improvements, furniture and equipment, at cost, net of
   accumulated depreciation of $5,255 in 1998 and $2,775 in 1997......               13,203             9,315
Goodwill, net of accumulated amortization of $993 in 1998 and $844
   in 1997 ...........................................................                1,984             2,133
Other assets..........................................................               10,247             3,009
                                                                             -----------------   ---------------
 Total assets                                                                   $   545,232         $ 440,558
                                                                             -----------------   ---------------
                                                                             -----------------   ---------------


  LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
  Liabilities:
     Loss reserves (NOTE 6)............................................         $    43,849         $  31,280
     Unearned premiums.................................................              26,114            23,352
     Current income taxes..............................................                 --                790
     Deferred income taxes (NOTE 7)....................................              54,221            30,272
     Payable for securities............................................               2,699                --
     Accrued expenses and other liabilities............................               9,119             4,709
                                                                             -----------------   ---------------
     Total liabilities                                                              136,002            90,403

 Commitments and contingencies (NOTES 8, 12, AND 13)

 Common stockholders' equity (NOTE 11):
        Voting Common Stock, $.01 par, 50,000,000 shares authorized,
              25,755,221 and 24,488,725 shares issued and outstanding
              in 1998 and 1997, respectively...........................                 258               245
        Nonvoting Common Stock, $.01 par, 50,000,000 shares authorized,
              752,547 and 1,656,909 issued and outstanding in
              1998 and 1997, respectively..............................                   8                17
     Additional paid-in capital........................................             321,811           316,642
     Accumulated other comprehensive income............................              10,948             8,229
                                                                             --------------   ---------------
     Retained earnings ................................................              76,205            25,022
                                                                             --------------   ---------------
 Total common stockholders' equity ....................................             409,230           350,155
                                                                             --------------   ---------------
     Total liabilities and common stockholders' equity.................           $ 545,232         $ 440,558
                                                                             --------------   ---------------
                                                                             --------------   ---------------

                                     See accompanying notes.

                                       Amerin Corporation and Subsidiaries
                                      Consolidated Statements of Operations



                                                                       Years Ended December 31,
                                                        -------------------------------------------------------
                                                               1998                1997              1996
                                                             ---------           ----------        ----------
                                                               (in thousands, except per share data)
REVENUES:
    Net premiums written............................         $      125,383       $       94,740      $    70,000
    Increase in unearned premiums...................                 (2,283)              (2,411)          (7,651)
                                                           -----------------    ------------------ ----------------
    Net premiums earned.............................                123,100               92,329           62,349
    Net investment income (NOTE 4)..................                 21,312               18,607           16,871
    Realized investment gains (NOTE 4)..............                  1,515                1,167              161
                                                           -----------------    ------------------ ----------------
Total revenues......................................                145,927              112,103           79,381

EXPENSES:
    Losses incurred.................................                 34,354               30,272           20,681
    Policy acquisition costs........................                 22,340               10,520            8,485
    Underwriting and other expenses...............                   16,046               14,643           10,623
    Merger expenses.................................                  1,098                   --               --
                                                           -----------------    ------------------ ----------------
Total expenses......................................                 73,838               55,435           39,789
                                                           -----------------    ------------------ ----------------
Income before income taxes..........................                 72,089               56,668           39,592
Deferred income tax expense.........................                 20,906               15,909           11,363
                                                           -----------------    ------------------ ----------------
Net income..........................................         $       51,183       $       40,759 $         28,229
                                                           -----------------    ------------------ ----------------
                                                           -----------------    ------------------ ----------------
Net income per common share (NOTE 15):
      Basic.........................................         $         1.94       $         1.56 $           1.08
                                                           -----------------    ------------------ ----------------
                                                           -----------------    ------------------ ----------------
      Diluted.......................................         $         1.92       $         1.54 $           1.07
                                                           -----------------    ------------------ ----------------
                                                           -----------------    ------------------ ----------------

                                       See accompanying notes.

                             Amerin Corporation and Subsidiaries
                       Consolidated Statements of Common Stockholders' Equity

                                                                                       ACCUMULATED
                                             VOTING      NONVOTING     ADDITIONAL         OTHER        RETAINED
                                             COMMON       COMMON        PAID-IN       COMPREHENSIVE    EARNINGS
                                             STOCK         STOCK        CAPITAL          INCOME       (DEFICIT)       TOTAL
                                            ---------   ------------  -------------  ---------------- -----------   -----------
                                                                (in thousands)
Balance, January 1, 1996..................... $  224       $  36        $ 314,614      $  3,229         $ (43,966)    $ 274,137
Comprehensive income:
Net income ..................................     --          --               --            --            28,229        28,229
Net unrealized investment losses,
   net of tax and reclassification adjustment     --          --               --        (3,007)               --        (3,007)
                                                                                                                      ---------
Comprehensive income.........................                                                                            25,222
Shares issued under long-term
 incentive plan and options exercised .......      1          --            1,249           --                --          1,250
                                            ----------   ------------  -------------  ---------------    --------   -----------
Balance, December 31, 1996...................     225         36          315,863           222           (15,737)      300,609
Comprehensive income:
Net income...................................      --         --               --           --             40,759        40,759

Net unrealized investment gains, net of
   tax and reclassification adjustment.......      --         --               --         8,007                --         8,007
                                                                                                                     ----------
Comprehensive income.........................                                                                            48,766
Shares issued under long-term
   incentive plan and options exercised .....       1         --              779           --                 --           780
Nonvoting conversion.........................      19        (19)              --           --                 --            --
                                             --------   ------------  -------------  ---------------     --------   -----------
Balance, December 31, 1997 ..................     245         17          316,642         8,229            25,022       350,155
Comprehensive income:
Net income...................................      --         --               --            --            51,183        51,183
Net unrealized investment gains, net of
   tax and reclassification adjustment.......      --         --               --         2,719                --         2,719
                                                                                                                    -----------
Comprehensive income.........................                                                                            53,902
Shares issued under long-term
   incentive plan and options exercised .....       4         --            5,169            --                --         5,173
Nonvoting conversion.........................       9         (9)              --            --                --            --
                                             --------   ------------  -------------  ---------------   ----------   -----------
Balance, December 31, 1998................... $   249      $  17        $ 321,811      $ 10,948         $  76,205     $ 409,230
                                             --------   ------------  -------------  ---------------   ----------   -----------
                                             --------   ------------  -------------  ---------------   ----------   -----------

                                                   See accompanying notes.

                                         Amerin Corporation and Subsidiaries
                                        Consolidated Statements of Cash Flows


                                                                        YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------------------
                                                              1998                 1997               1996
                                                              -----               -----              ----
                                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $  51,183             $  40,759             $ 28,229
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Change in:
     Accrued investment income.....................             (152)               (1,479)              (2,017)
     Premiums receivable...........................             (587)                  813               (3,458)
     Unearned premiums.............................            2,762                 2,827                7,815
     Loss reserves.................................           12,569                12,550               11,638
     Accrued expenses and other liabilities........            4,578                   101                1,301
     Federal income taxes..........................           (2,149)                1,094                 (365)
    Policy acquisition costs deferred.............           (17,533)               (9,309)              (9,087)
    Policy acquisition costs amortized............             8,470                 7,102                7,937
    Amortization..................................               149                   304                  472
    Depreciation...................................            2,480                 1,211                  718
    Realized investment gains......................           (1,515)               (1,167)                (161)
    Other items, net...............................           (2,472)                 (230)                 240
                                                          ----------------     ----------------    ---------------
    Net cash provided by operating activities.........        57,783                54,576               43,262

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of:
    Fixed maturity securities.........................      (254,823)            (115,530)             (223,025)
    Short-term investments, net.......................        (3,116)                  --                    --
    Property and equipment............................        (6,368)              (6,294)               (1,422)
 Sale or maturity of:
    Fixed maturity securities.........................       204,081               52,431                55,350
    Short-term investments, net.......................            --               17,318               125,242
    Property and equipment..........................              --                   29                     2
                                                          ----------------     ----------------    ---------------
 Net cash used by investing activities                       (60,226)             (52,046)              (43,853)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock..............................         5,173                  750                   713
                                                          ----------------     ----------------    ---------------
Net cash provided by financing activities.............         5,173                  750                   713
                                                          ----------------     ----------------    ---------------
Net increase in cash and cash equivalents.............         2,730                3,280                   122
Cash and cash equivalents at beginning of year........         4,456                1,176                 1,054
                                                          ----------------     ----------------    ---------------
Cash and cash equivalents at end of year..............   $     7,186             $  4,456              $  1,176
                                                          ----------------     ----------------    ---------------
                                                          ----------------     ----------------    ---------------


                                        See accompanying notes.

                            Amerin Corporation and Subsidiaries
                             Notes to Consolidated Statements

1.   BUSINESS

     Amerin Corporation (Company or Amerin), through its primary insurance subsidiary, Amerin Guaranty Corporation (Amerin Guaranty), provides mortgage guaranty insurance through lending institutions on first mortgages secured by residential property. A second wholly owned insurance subsidiary, Amerin Re Corporation (Amerin Re) reinsures mortgage guaranty insurance written by Amerin Guaranty. The Company's three largest customers accounted for 65%, 69%, and 71% of net premiums written in 1998, 1997 and 1996, respectively. Additionally, net premiums written in 1998 for the Company's three largest customers were $49 million, $22 million, and $11 million. Similarly, net premiums written in 1997 for the Company's three largest customers were $40 million, $19 million, and $7 million, while in 1996, net premiums written for the Company's three largest customers were $29 million, $14 million, and $7 million. Approximately 20% of the Company's risk in force at December 31, 1998 was concentrated in California.

     On November 23, 1998, the Company announced a proposed merger (the "Merger") with CMAC Investment Corporation ("CIC"), a holding company which, through Commonwealth Mortgage Assurance Company ("CMAC"), competes with the Company as a provider of private mortgage insurance coverage in the United States. As proposed, upon consummation of the Merger, Amerin shareholders will receive, in a tax free exchange, .5333 shares of CIC common stock for each share of Amerin stock. Consummation of the Merger is subject to customary conditions, including the approval of the stockholders of Amerin and CIC.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which, for the insurance subsidiaries, differ in certain respects from the accounting practices prescribed or permitted by state insurance regulatory authorities (statutory basis) (see Note 3). Significant accounting policies are as follows:

USE OF ESTIMATES

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INVESTMENTS

     Fixed maturities that are available for sale are carried at fair value. Unrealized gains and losses on fixed maturities available for sale are excluded from operations and are recorded directly to accumulated other comprehensive income, net of related deferred income taxes.

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

     Short-term investments are carried at cost, which approximates fair value. Cash equivalents are highly liquid investments. Both short-term investments and cash equivalents have maturities of one year or less at the date of purchase.

     Realized gains and losses on investments are computed using specific amortized costs of the securities sold and are reported in the consolidated statements of operations.

                           Amerin Corporation and Subsidiaries
                            Notes to Consolidated Statements


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS

     The fair values recorded in the financial statements for available-for-sale fixed maturity securities are based principally on quoted market prices. The carrying amounts for other financial instruments approximate their fair values.

PREMIUM REVENUE RECOGNITION

     Premiums are written on an annual, monthly and single premium basis. Annual and monthly premiums written with respect to a policy year are earned on a daily pro rata basis over the policy year. Portions of annual premiums which relate to risk periods extending beyond the policy year are amortized over the period at risk in correspondence with the anticipated claim payment pattern based on historical industry experience. Single premiums written for a coverage period of more than one year are amortized over the entire coverage period, principally in correspondence with the anticipated claim payment pattern based on historical industry experience.


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

LOSS RESERVES

     Reserves are established for reported insurance losses based on when notices of default of insured mortgage loans are received. Reserves also reflect estimates for losses incurred on notices of default not yet reported by the lender. Reserves are established by management using estimated claim rates and claim amounts in estimating the ultimate loss. Although considerable variability is inherent in such estimates, management believes that the reserves for losses are adequate. Adjustments to reserve estimates are reported in the financial statements in the periods in which the adjustments are made.

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

                           Amerin Corporation and Subsidiaries
                            Notes to Consolidated Statements


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

     Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.

     Mortgage guaranty insurance companies are permitted to deduct from taxable income, subject to certain limitations, amounts added to statutory basis contingency loss reserves. The amounts deducted must be included in taxable income in the 10th year after being added to the contingency reserves or upon prior release of such reserves to cover excess losses as permitted by insurance regulators. The deductions from taxable income are only allowed to the extent that United States Mortgage Guaranty Tax and Loss Bonds ("Tax and Loss Bonds") are purchased and held in an amount equal to the tax benefit attributable to such deductions. At December 31, 1998, the Company had investments in Tax and Loss Bonds of $45.0 million.

COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or common stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in common stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

SEGMENT INFORMATION

     In 1997, the Financial Accounting Standards Board (FASB), issued SFAS 131, "Disclosure About Segments of an Enterprise and Related Information", which became effective on December 31, 1998. The Company operates in only one reportable industry segment, and therefore, SFAS 131 did not require disclosure of any significant information beyond that previously provided in the Company's financial statements.

NET INCOME PER COMMON SHARE

     Net income per common share is computed based on the weighted average number of common and common equivalent shares outstanding during the respective period. Common equivalent shares include incremental shares from dilutive stock options, which are calculated from the date of grant under the treasury stock method using the average market price for the period.

EFFECT OF NEW PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

RECLASSIFICATIONS

     Certain items in the 1997 consolidated financial statements have been reclassified to conform with the presentation in the 1998 consolidated financial statements.

3.   STATUTORY ACCOUNTING PRACTICES

     The consolidated financial statements are prepared in conformity with GAAP which, for Amerin Guaranty and Amerin Re, differ in certain respects from statutory basis accounting practices. The following are the significant differences between statutory basis accounting practices and GAAP:

                          Amerin Corporation and Subsidiaries
                            Notes to Consolidated Statements


3.   STATUTORY ACCOUNTING PRACTICES (CONTINUED)

- Investments in bonds are carried at amortized cost on a statutory basis. GAAP requires that such fixed-maturity securities be classified as held-to-maturity, trading, or available-for-sale. Held-to-maturity securities are carried at amortized cost, and securities classified as trading or available-for-sale are carried at fair value. Unrealized holding gains and losses are reported in income for those securities classified as trading and as accumulated other comprehensive income for those securities classified as available-for-sale.

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

- Purchases of Tax and Loss Bonds are recorded as investments on a statutory basis while such purchases are recorded as prepaid federal income taxes under GAAP.

                             Amerin Corporation and Subsidiaries
                               Notes to Consolidated Statements


3.   STATUTORY ACCOUNTING PRACTICES (CONTINUED)

     The following is a reconciliation of the Company's 1998, 1997 and 1996 consolidated net income and common stockholders' equity presented on a GAAP basis to the corresponding amounts reported on a statutory basis for the insurance subsidiaries:

                                                                                             Common
                                                                      Net Income         Stockholders' Equity
                                                                  -------------------  ---------------------
                                                                               (in thousands)
        1998:
            Consolidated GAAP basis amounts..................            $    51,183            $  409,230
            Company and non-insurance subsidiary amounts
              and eliminations...............................                 11,840                (3,227)
                                                                    -----------------      -----------------
            Insurance subsidiaries GAAP basis amounts........                 63,023                406,003
            Fixed maturities available-for-sale..............                     --               (16,825)
            Deferred policy acquisition costs................                (9,063)               (16,839)
            Contingency reserve..............................                     --              (157,039)
            Nonadmitted assets...............................                     --               (11,049)
            Deferred income taxes............................                  2,739                  9,105
            Contingency reserve tax deduction................                 19,700                 45,000
                                                                    -----------------      -----------------
            Statutory basis amounts..........................            $    76,399            $   258,356
                                                                    -----------------      -----------------
                                                                    -----------------      -----------------

        1997:
            Consolidated GAAP basis amounts..................            $    40,759            $   350,155
            Company and non-insurance subsidiary amounts
              and eliminations...............................                  2,192                 (9,899)
                                                                    -----------------      -----------------
            Insurance subsidiaries GAAP basis amounts........                 42,951                340,256
            Fixed maturities available-for-sale..............                     --                (12,635)
            Deferred policy acquisition costs................                 (2,207)                (7,776)
            Contingency reserve..............................                     --                (95,488)
            Nonadmitted assets...............................                     --                 (7,961)
            Deferred income taxes ...........................                    355                  4,943
            Contingency reserve tax deduction ...............                 14,350                 25,257
                                                                    -----------------      -----------------
            Statutory basis amounts..........................             $   55,449            $   246,596
                                                                    -----------------      -----------------
                                                                    -----------------      -----------------

        1996:
            Consolidated GAAP basis amounts.................              $   28,229            $   300,609
            Company and non-insurance subsidiary amounts
              and eliminations..............................                     751                 (6,265)
                                                                    -----------------      -----------------
            Insurance subsidiaries GAAP basis amounts........                 28,980                294,344
            Fixed maturities available-for-sale..............                     --                   (388)
            Deferred policy acquisition costs................                (1,150)                 (5,569)
            Contingency reserve..............................                     --                (49,330)
            Nonadmitted assets...............................                     --                 (3,587)
            Deferred income taxes ...........................                    122                    302
            Contingency reserve tax deduction ...............                 10,300                 10,907
                                                                    -----------------      -----------------
            Statutory basis amounts..........................             $   38,252            $   246,679
                                                                    -----------------      -----------------
                                                                    -----------------      -----------------

                         Amerin Corporation and Subsidiaries
                          Notes to Consolidated Statements

4.       INVESTMENTS

    The amortized cost and fair value of investments in fixed-maturity securities are summarized as follows:

                                                 Amortized          Unrealized        Unrealized
                                                    Cost               Gain              Loss           Fair Value
                                             ------------------   ---------------   ---------------  ------------------
                                                                               (in thousands)
At December 31, 1998:
    U.S. Treasury..........................    $        23,685      $      1,144     $          18     $        24,811
    States and political subdivisions......            320,078            14,791               112             334,757
    Corporate securities...................             43,736               925               343              44,318
    Redeemable preferred stock.............              1,649                21                --               1,670
    Mortgage-backed securities.............             27,385               436                --              27,821
                                                ---------------      ------------     -------------     ---------------

Total fixed maturities.....................    $       416,533      $     17,317     $         473     $       433,377
                                                ---------------      ------------     -------------     ---------------
                                                ---------------      ------------     -------------     ---------------
At December 31, 1997:
    U.S. Treasury..........................    $        30,785      $        349     $          58     $        31,076
    States and political subdivisions......            277,547            11,918                --             289,465
    Corporate securities...................             18,416               317                37              18,696
    Mortgage-backed securities.............             34,912               267                96              35,083
                                                ---------------      ------------     -------------     ---------------

Total fixed maturities.....................    $       361,660      $     12,851     $         191     $       374,320
                                                ---------------      ------------     -------------     ---------------
                                                ---------------      ------------     -------------     ---------------

    The carrying amount of the Company's fixed-maturity securities can increase or decrease significantly in the near term as a result of changes in market interest rates.

    A summary of the amortized cost and fair value of investments in fixed-maturity securities at December 31, 1998, by contractual maturity, follows:

                                                       Amortized Cost           Fair Value
                                                     -------------------   --------------------
                                                                  (in thousands)
Due in one year or less...........................      $         3,041      $           3,079
Due after one year through five years.............               43,812                 44,335
Due after five years through ten years............              156,113                163,605
Due after ten years...............................              184,533                192,867
Redeemable preferred stock........................                1,649                  1,670
Mortgage-backed securities........................               27,385                 27,821
                                                         ---------------      -----------------
                                                        $       416,533      $         433,377
                                                         ---------------      -----------------
                                                         ---------------      -----------------

    Expected maturities may differ from the contractual maturities shown in the foregoing table because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Amerin Corporation and Subsidiaries
                                           Notes to Consolidated Statements

4.       INVESTMENTS (CONTINUED)

    Proceeds from sales of investment securities were $204.1 million, $40.6 million, and $46.1 million in 1998, 1997 and 1996, respectively. Gross gains and losses realized on those sales are presented below:

                                                              Years ended December 31,
                                                      1998              1997             1996
                                                  --------------   ---------------  ----------------
                                                                    (in thousands)
Realized on sales of investment securities:
    Gains...................................      $       2,622     $       1,224    $          676
    Losses..................................             (1,107)              (57)             (515)
                                                   -------------     -------------    --------------
Net realized gains..........................      $       1,515     $       1,167    $          161
                                                   -------------     -------------    --------------
                                                   -------------     -------------    --------------

    The changes in net unrealized gains on investments in fixed-maturity securities were $4.2 million in 1998, $12.3 million in 1997, and ($4.6 million) in 1996.

    At December 31, 1998, investments with a carrying amount of $8.9 million were on deposit with state insurance departments to satisfy regulatory requirements.

The composition of net investment income is as follows:

                                                       Years ended December 31,
                                             1998               1997                1996
                                        ----------------   ----------------   ------------------
                                                            (in thousands)
Fixed-maturity securities............  $         21,139     $       18,580    $          15,701
Short-term investments ..............               566                422                1,529
                                        ----------------     --------------    -----------------
                                                 21,705             19,002               17,230
Less:  Investment expenses...........               393                395                  359
                                        ----------------     --------------    -----------------
Net investment income................  $         21,312     $       18,607    $          16,871
                                        ----------------     --------------    -----------------
                                        ----------------     --------------    -----------------

5.       COMPREHENSIVE INCOME

    The components of other comprehensive income and the related tax effects are as follows:

                                                              Year ended December 31, 1998
                                                     Amount                 Income         Amount
                                                     Before              Tax  Expense      Net of
                                                      Taxes               (Benefit)         Taxes
                                                ------------------   ----------------- ---------------
                                                                      (in thousands)
Other comprehensive income:
    Net unrealized investment gains arising
      during the year........................                4,953               1,994           3,704
    Reclassification adjustment..............                 (770)               (530)           (985)
                                                  ----------------    ----------------   -------------
      Net unrealized investment gain
      recognized in other
      comprehensive income...................     $          4,183     $         1,464    $      2,719
                                                  ----------------     ----------------   -------------
                                                  ----------------     ----------------   -------------

                                         Amerin Corporation and Subsidiaries
                                           Notes to Consolidated Statements

                                                             Year ended December 31, 1997
                                                     Amount               Income           Amount
                                                     Before             Tax Expense        Net of
                                                      Taxes              (Benefit)          Taxes
                                                ------------------   ----------------- ---------------
                                                                        (in thousands)
Other comprehensive income:
  Net unrealized investment gains
    arising during the year....................            13,485             4,719            8,766
  Reclassification adjustment..................            (1,167)             (408)            (759)
                                                  -----------------    --------------   --------------
    Net unrealized investment gain
    recognized in other comprehensive
    income........................              $          12,318    $        4,311   $        8,007
                                                  -----------------    --------------   --------------
                                                  -----------------    --------------   --------------

                                                            Year ended December 31, 1996
                                                     Amount               Income            Amount
                                                     Before             Tax Expense         Net of
                                                      Taxes              (Benefit)           Taxes
                                                ------------------   ----------------- ---------------
                                                                        (in thousands)
Other comprehensive income:
   Net unrealized investment losses arising
    during the year.........................               (4,465)           (1,563)          (2,902)
   Reclassification adjustment..............                 (161)              (56)            (105)
                                                  -----------------    --------------   --------------
    Net unrealized investment loss
    recognized in other comprehensive
    income..................................     $         (4,626)    $      (1,619)   $      (3,007)
                                                 -----------------    --------------   --------------
                                                 -----------------    --------------   --------------

6.   LOSS RESERVES

    The following table is a reconciliation of the beginning and ending loss reserves for the years shown:

                                                                1998           1997            1996
                                                            -------------  -------------- ----------------
                                                                            (in thousands)
Balance, January 1................................          $     31,280     $    18,730    $       7,092
Losses and loss adjustment expenses, principally in
    respect of default notices occurring in:
      Current year................................                36,133          29,196           20,344
      Prior years.................................                (1,779)          1,076              337
                                                             ------------     -----------   --------------
      Total losses and loss adjustment expenses...                34,354          30,272           20,681
                                                             ------------     -----------    -------------
Loss and loss adjustment expense payments
  principally in respect of default notices
  occurring in:
      Current year................................                 4,388           4,537            3,821
      Prior years.................................                17,397          13,185            5,222
                                                             ------------     -----------    -------------
      Total payments..............................                21,785          17,722            9,043
                                                             ------------     -----------    -------------
Balance, December 31..............................          $     43,849     $    31,280    $      18,730
                                                             ------------     -----------    -------------
                                                             ------------     -----------    -------------

                                         Amerin Corporation and Subsidiaries
                                           Notes to Consolidated Statements


7.   INCOME TAXES

     The Company and its subsidiaries file a consolidated federal income tax return.

     Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                  At December 31,
                                                             1998                 1997
                                                        ----------------    -----------------
                                                                   (in thousands)
Deferred tax liabilities:
    Contingency reserve deduction....................     $      45,000        $      25,257
    Deferred policy acquisition costs................             5,894                2,722
    Unrealized gain on investments...................             5,895                4,431
    Tax over book depreciation.......................               635                  396
    Other liabilities................................                22                   --
    Other............................................               347                  323
                                                           -------------        -------------

Total deferred tax liabilities.......................            57,793               33,129

Deferred tax assets:
    Unearned premium reserves........................             1,754                1,594
    Accrued liabilities..............................                --                   43
    Reserve discounting..............................             1,204                  773
    Other............................................               614                  447
                                                           -------------        -------------
Total deferred tax assets............................             3,572                2,857
                                                           -------------        -------------

Net deferred tax liability...........................     $      54,221        $      30,272
                                                           -------------        -------------
                                                           -------------        -------------

    The nature of the Company's deferred tax assets and liabilities at December 31, 1998 is such that the general reversal pattern for these temporary differences is expected to result in the full realization of the Company's deferred tax assets.

    The Company has elected to purchase non-interest bearing Tax and Loss Bonds in lieu of paying federal income taxes to the extent permissible under Internal Revenue Code Section 832(e). The purchases have been treated as prepaid federal income taxes for financial reporting purposes. The Company has included the allowable deductions attributable to the purchase of the Tax and Loss Bonds within the deferred tax provision. The Company purchased $19.7 million, $14.4 million, and $10.3 million of Tax and Loss Bonds in 1998, 1997, and 1996 respectively.

    The Company's income tax provision varied from the statutory federal income tax rate applied to its net income before taxes as follows:

                                                                  Years ended December 31,
                                                    1998                   1997                      1996
                                               ----------------     --------------------       ------------------
                                                                        (in thousands)
Statutory federal income tax rate applied
    to income before taxes.....................  $      25,231          $        19,834          $        13,857
    Add (deduct) tax effect of:
    Tax-exempt interest........................         (4,277)                  (4,016)                  (2,785)
      Nondeductible goodwill amortization
        and other nondeductible
        expenses...............                            170                      113                      106
    Other (net)................................           (218)                     (22)                     185
                                                 --------------         ----------------         ----------------
Income tax provision...........................  $      20,906          $        15,909          $        11,363
                                                 --------------         ----------------         ----------------
                                                 --------------         ----------------         ----------------

                       Amerin Corporation and Subsidiaries
                        Notes to Consolidated Statements


8.   REINSURANCE

     Amerin Guaranty reinsures portions of its risk through reinsurance treaties on an excess of loss basis. Amerin Guaranty remains liable to the extent that the reinsuring companies do not meet their obligations under these reinsurance treaties.

     Amerin Guaranty has entered into captive reinsurance arrangements with certain customers. The arrangements are structured on an excess layer basis with insured loans grouped by loan origination year. Amerin Guaranty retains the first layer of risk on a particular book of business, the captive reinsurer assumes the next layer, and Amerin Guaranty assumes all losses above that point. The captive reinsurers are required to maintain minimum capitalization equal to 10% of the risk assumed. At December 31, 1998, approximately $154.7 million of risk was ceded under captive reinsurance arrangements. Reinsurance ceded reduced premiums earned by $12.2 million in 1998, $5.2 million in 1997, and $1.8 million in 1996.

     In addition, Amerin Guaranty has a $100 million excess loss protection treaty which covers Amerin Guaranty in the event the combined ratio exceeds 100% and the risk to capital ratio exceeds 24.9 to 1. The amount ceded under the treaty is based on the calculated leverage ratio at the end of each calendar quarter. The total expense recognized under the treaty was $2.1 million, $1.8 million, and $1.8 million in 1998, 1997 and 1996, respectively.


9.   RELATED PARTY TRANSACTIONS

     During 1998 and 1997, both the Company and its subsidiaries maintained cash accounts at an affiliate of one of the principal stockholders.

10.  INCENTIVE COMPENSATION

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

     The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes no compensation expense for stock options granted to employees. SFAS 123, "Accounting for Stock Based Compensation", requires disclosure of pro forma information regarding net earnings and earnings per share, using pricing models to estimate the fair value of stock option grants. Had compensation expense for the Company's stock option plans been determined based on the estimated fair value at the date of grant consistent with the methodology prescribed under SFAS 123, approximate net income and net income per share would have been as follows:

                                                                  Years Ended December 31,
                                                      --------------------------------------------------
                                                            1998            1997            1996
                                                      --------------------------------------------------
                                                            (in thousands, except per share data)

    Pro forma net income                                    $   47,685      $   38,013       $   27,788
    Pro forma net income per common share
         Basic                                              $     1.81      $     1.46       $     1.07
         Diluted                                            $     1.79      $     1.45       $     1.06


                           Amerin Corporation and Subsidiaries
                             Notes to Consolidated Statements


10.  INCENTIVE COMPENSATION (CONTINUED)

     For purposes of the pro forma disclosures, the estimated fair values of the option grants are amortized to expenses over the options' vesting period. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                Years Ended December 31,
                                                 -------------------------------------------------------
                                                      1998             1997                1996
                                                 -------------------------------------------------------
Dividend yield................................           0%               0%                  0%
Risk-free interest rate.......................         5.2%             6.5%                6.5%
Volatility....................................        49.3%            49.4%               51.3%
Expected life (years).........................         6.0              6.0                 6.0



     The pro forma effects on net income and net income per common share are not likely to be representative of the effects on reported net income in future years as 1998, 1997 and 1996 pro forma amounts do not include pro forma compensation expense related to grants made prior to 1995.

Transactions related to all stock options are as follows:

                                                                   Years Ended December 31,
                                   -----------------------------------------------------------------------------------------
                                               1998                         1997                          1996
                                   -----------------------------------------------------------------------------------------
                                                    Weighted                       Weighted                      Weighted
                                     Shares         Average         Shares          Average        Shares        Average
                                     Under          Exercise         Under         Exercise         Under        Exercise
                                     Option           Price         Option           Price          Option        Price
                                   -----------------------------  ----------------------------------------------------------
                                                              (in thousands, except price data)
   Beginning Balance.............       1,820     $       15.64           943     $      11.40           692     $     5.11
   Granted.......................         232             22.46         1,030            19.04           329          23.02
   Exercised.....................        (362)             5.02           (63)            4.54           (73)          4.25
   Canceled .....................        (101)            16.25           (90)           18.10            (5)          5.30
                                   -----------     -------------  ------------     ------------  ------------     ----------
   Ending Balance................       1,589             19.09         1,820            15.64           943          11.40
                                   -----------                    ------------                   ------------
                                   -----------                    ------------                   ------------
   Exercisable at end of year....         398                             445                            295
                                   -----------                    ------------                   ------------
                                   -----------                    ------------                   ------------


Under the plan, 1,016,000 shares were available for grant as awards or options at December 31, 1998.

                           Amerin Corporation and Subsidiaries
                              Notes to Consolidated Statements


10.  INCENTIVE COMPENSATION (CONTINUED)

Information regarding options outstanding and exercisable at December 31, 1998 is summarized as follows:

                                      Options Outstanding                          Options Exercisable
                     ------------------------------------------------------ ----------------------------------
                                       Weighted Average
                                          Remaining                                              Weighted
                         Number        Contractual Life   Weighted Average      Number           Average
                       Outstanding        (in years)       Exercise Price     Exercisable     Exercise Price
                     ---------------- ------------------- ----------------- ---------------- -----------------
                                                (in thousands, except price data)
$ 4.24   -  $ 5.30              138         8.3             $    4.94                   95     $    5.68
$13.8125 -  $17.75              837         8.5                 17.21                  155         17.76
$21.25   -  $29.50              614         8.5                 24.83                  148         23.36
                     ---------------- -------------------                    ---------------
                              1,589         8.5                 19.09                  398         16.98
                     ---------------- -------------------                    ---------------
                     ---------------- -------------------                    ---------------

     The weighted average fair value per share of options granted was $13.02, $10.60, and $13.07 in 1998, 1997, and 1996, respectively.


11.  COMMON STOCKHOLDERS' EQUITY

     Common Stock

         Activity for Amerin Corporation's outstanding Common Stock, $.01 par value, is as follows:

                                                                    Number of Shares
                                                             --------------------------------
                                                                 Voting         Nonvoting
                                                                 Common           Common
                                                                  Stock           Stock
                                                             ---------------- ---------------

Outstanding at January 1, 1996............................        22,381,818      3,609,625
Shares issued under long-term incentive plan..............            22,665             --
Options exercised.........................................            72,709             --
Pay-in-kind dividends.....................................            (5,978)            --

                                                             ---------------- ---------------
Outstanding at December 31, 1996..........................        22,471,214      3,609,625
Shares issued under long-term incentive plan..............             1,263             --
Options exercised.........................................            63,532             --
Conversion to voting common stock.........................         1,952,716     (1,952,716)
                                                             ---------------- ---------------
Outstanding at December 31, 1997..........................        24,488,725      1,656,909
Options exercised.........................................           362,134             --
Conversion to voting stock................................           904,362       (904,362)
                                                             ---------------- ---------------
Outstanding at December 31, 1998..........................        25,755,321        752,547
                                                             ---------------- ---------------
                                                             ---------------- ---------------

Shares of Voting Common Stock and Nonvoting Common Stock shall rank equally as regards dividend rights, rights on liquidation, and winding up and dissolution.

                                Amerin Corporation and Subsidiaries
                                  Notes to Consolidated Statements


11.  COMMON STOCKHOLDERS' EQUITY (CONT.)

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

Stock Purchase Rights

     The Company adopted a Stockholder Rights Plan on October 20, 1998. Under the terms of the plan, Rights will be distributed as a dividend at the rate of one Right for each share of common stock held. Each Right will entitle the holder to purchase, upon the occurrence of certain events, one one-hundredth of a share of preferred stock for $105. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15 percent or more of the Company's common stock, or commences a tender or exchange offer that, upon consummation, would result in a person or group owning 15 percent or more the Company's common stock. Under certain circumstances, the Rights are redeemable at a price of $.01 per right. The Rights will expire on October 7, 2008.


12.  COMMITMENTS AND CONTINGENCIES

          From time to time, the Company and its subsidiaries are involved in certain routine legal proceedings arising in the normal course of their business, none of which is currently expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

          The Company entered into a noncancelable operating lease for office space that expires in 2005. In addition to base rental costs, the lease provides for rent escalations resulting from increased assessments for real estate taxes, utilities and maintenance. Aggregate minimum rental commitments under the lease are $.2 million in 1999, $.2 million in 2000, $.3 million in 2001, $.3 million in 2002, $.3 million in 2003, and $.5 million thereafter. Rent expense was $.6 million in 1998, 1997 and 1996.

               Amerin Corporation and Subsidiaries
                Notes to Consolidated Statements



13.  DIVIDEND RESTRICTIONS

      Under Illinois insurance regulations, Amerin Guaranty and Amerin Re are each required to maintain statutory basis capital and surplus of $1.5 million. The statutory basis capital and surplus of Amerin Guaranty was $229.4 million and $218.6 million at December 31, 1998 and 1997 respectively. The statutory basis capital and surplus of Amerin Re was $29.0 million and $28.0 million at December 31, 1998 and 1997, respectively.

      Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than 25 times the total of statutory capital and surplus and the statutory basis contingency reserve. At December 31, 1998, the Company's insurance subsidiaries' risk-to-capital ratios were below these limits.

     The payment of dividends from unassigned surplus by the insurance subsidiaries without prior approval of the Illinois Insurance Department is subject to certain restrictions principally including those relating to the greater of 10% of the prior year's statutory basis surplus or net income. The total amount of dividends that could be paid in 1999 without regulatory approval is approximately $8.5 million.

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

14.     QUARTERLY FINANCIAL DATA (UNAUDITED)

        A summary of unaudited quarterly results of operations for 1998 and 1997 is as follows:


                                                            1ST              2ND              3RD               4TH
                                                     -----------   --------------   --------------   ---------------
                                                               (in thousands, except per share data)
     1998
     Net premiums earned.........................   $     27,609   $      29,518      $     31,237    $      34,736
     Net investment income and other.............          5,518           5,451             6,832            5,026
     Net income..................................         11,950          12,527            13,984           12,722
     Net income per common share:
           Basic.................................            .46             .48               .53              .48
           Diluted...............................            .45             .47               .52              .48

     1997
     Net premiums earned.........................   $     20,491   $      21,913      $     24,001    $      25,924
     Net investment income and other.............          4,461           4,597             4,775            5,941
     Net income..................................          8,669           9,715            10,529           11,846
     Net income per common share:
           Basic.................................            .33             .37               .40              .45
           Diluted...............................            .33             .37               .40              .45

                        Amerin Corporation and Subsidiaries
                          Notes to Consolidated Statements

15.  NET INCOME PER COMMON SHARE

     The following table sets forth the computation of net income per common share (in thousands, except per share data):


                                                                           Years Ended December 31,
                                                              ---------------------------------------------------
                                                                   1998            1997              1996
                                                              ---------------------------------------------------
Net income applicable to common stockholders                      $   51,183       $    40,759       $    28,229
                                                                -------------    --------------    --------------
                                                                -------------    --------------    --------------
Weighted average number of common shares outstanding                  26,374            26,119            26,038
Dilutive effect of stock options using the treasury stock
  method                                                                 328               364               313
                                                                -------------    --------------    --------------
Weighted average number of common and common equivalent
     shares outstanding                                               26,702            26,483            26,351
                                                                -------------    --------------    --------------
                                                                -------------    --------------    --------------
Net income per common share:
     Basic                                                        $     1.94       $      1.56       $      1.08
     Diluted                                                            1.92              1.54              1.07


                           Amerin Corporation
                            (Parent Company)

       Schedule II -- Condensed Financial Information of Registrant

                        Condensed Balance Sheets
                                (in thousands)




                                                                                    December 31,
                                                                     -------------------------------------------
                                                                             1998                  1997
                                                                     ---------------------  --------------------
ASSETS

Investment in subsidiaries......................................      $           401,896    $          340,499
Investments
    Fixed maturities available-for-sale, at fair value
       (amortized cost $391 in 1998 and $779 in 1997)...........                      409                   805
    Short-term investments......................................                       53                     4
                                                                       -------------------    ------------------
        Total investments.......................................                  402,358                   809
Cash............................................................                    2,156                    20
Accrued investment income.......................................                        8                    16
Goodwill, net of accumulated amortization (1998 -- $993;
    1997 --  $844)...........................................                       1,984                 2,133
Due to subsidiaries..........................................                          --                 4,682
Federal income taxes recoverable................................                    3,765                 1,803
Other assets....................................................                      289                   490
                                                                       -------------------    ------------------
    Total assets................................................      $           410,560    $          350,452
                                                                       -------------------    ------------------
                                                                       -------------------    ------------------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Liabilities
Due to subsidiaries.............................................                      942                    --
Accounts payable and other liabilities .........................                      388                   297
                                                                       -------------------    ------------------
    Total liabilities...........................................                    1,330                   297

Common Stockholders' Equity
    Voting Common Stock .................................                             249                   245
    Non-voting Common Stock .............................                              17                    17
    Additional paid-in capital..................................                  321,811               316,642
    Accumulated other comprehensive income......................                   10,948                 8,229
    Retained earnings...........................................                   76,205                25,022
                                                                       -------------------    ------------------
Total common stockholders' equity...............................                  409,230               350,155
                                                                       -------------------
                                                                                              ------------------
Total liabilities and common stockholders' equity...............      $           410,560    $          350,452
                                                                       -------------------    ------------------
                                                                       -------------------    ------------------



                                 See notes to consolidated financial statements

                                Amerin Corporation
                                 (Parent Company)

      Schedule II -- Condensed Financial Information of Registrant (Continued)

                        Condensed Statements of Operations


                                                                        Years ended December 31,
                                                     ---------------------------------------------------------------
                                                            1998                 1997                  1996
                                                     --------------------  ------------------  ---------------------
                                                                             (in thousands)
REVENUES
        Net investment income.................              $         44         $       80             $      149
        Realized investment gains (losses)........                     7                ( 3)                    --
                                                        -----------------   -----------------     ------------------
               Total revenues.....................                    51                 77                    149
EXPENSES
        Administrative and other..................                 1,798              1,611                  1,084
                                                        -----------------   -----------------     ------------------

Loss before equity in undistributed net income
    of subsidiaries and income-tax benefit .......                (1,747)            (1,534)                  (935)
        Equity in undistributed net
           income of subsidiaries.................                52,423             41,860                 28,906
                                                        -----------------   -----------------     ------------------
Net income before income taxes...................                 50,676             40,326                 27,971
Federal income-tax benefit........................                  (507)              (433)                  (258)
                                                        -----------------   -----------------     ------------------

Net income applicable to common stockholders......          $     51,183         $   40,759             $   28,229
                                                        -----------------   -----------------     ------------------
                                                        -----------------   -----------------     ------------------

                                 See notes to consolidated financial statements

                              Amerin Corporation
                               (Parent Company)

    Schedule II -- Condensed Financial Information of Registrant (Continued)

                      Condensed Statements of Cash Flows


                                                                        Years ended December 31,
                                                     ---------------------------------------------------------------
                                                            1998                  1997                 1996
                                                     --------------------  -------------------  --------------------
                                                                              (in thousands)
Net cash used by operating activities.............         $     (3,384)         $     (1,159)             $ (1,778)

Investing activities:
      Capital contribution to subsidiaries........                    --               (1,243)                   --
      Purchase of:
           Fixed maturities.......................                (1,205)                  --                    --
           Short-term investments, net............                   (48)                  --                    --
      Sale of:
           Fixed maturities.......................                 1,600                1,198                    --
                   Short-term investments, net....                    --                  346                   945

                                                        -----------------     ----------------     -----------------
           Net cash provided by investing
               activities.........................                   348                  301                   945

Financing activities:
        Issuance of common stock..................                 5,173                  750                   713
                                                        -----------------     ----------------     -----------------

         Net cash provided by financing
               activities.........................                 5,173                  750                   713
                                                        -----------------     ----------------     -----------------

           Increase (decrease) in cash............                 2,136                 (108)                 (120)

Cash at beginning of year.........................                    20                  128                   248
                                                        -----------------     ----------------     -----------------

Cash at end of year...............................         $       2,156         $         20           $       128
                                                        -----------------     ----------------     -----------------
                                                        -----------------     ----------------     -----------------


                                 See notes to consolidated financial statements

                     Amerin Corporation and Subsidiaries

              Schedule III -- Supplementary Insurance Information


                                       Year Ended December 31,
                         -------------------------------------------------------

                                      Loss and
                          Deferred      Loss
                           Policy    Adjustment   Unearned    Future
                         Acquisition  Expense     Premium     Policy   Premium
                           Costs      Reserves    Reserves   Benefits  Revenues
                         -------------------------------------------------------

1998 Mortgage Guaranty    $16,839     $43,849     $  26,114  $  --    $123,100

1997 Mortgage Guaranty    $ 7,776     $31,280     $  23,352  $  --    $ 92,329

1996 Mortgage Guaranty    $ 5,569     $18,730     $  20,525  $  --    $ 62,349




                                                  Year Ended December 31,
                         -----------------------------------------------------------------------
                             Net
                          Investment  Benefits,  Amortization
                          Income and   Claims,    of Deferred
                           Realized   Losses and    Policy
                          Investment  Settlement  Acquisition  Other Operating   Net Premiums
                             Gain      Expenses      Costs        Expenses         Written
                         -----------------------------------------------------------------------

1998 Mortgage Guaranty     $ 22,827    $  34,354    $   8,469    $   31,015      $ 125,383

1997 Mortgage Guaranty     $ 19,774    $  30,272    $   7,102    $   18,061      $  94,740

1996 Mortgage Guaranty     $ 17,032    $  20,681    $   7,937    $   11,171      $  70,000

                    Amerin Corporation and Subsidiaries

            Schedule V -- Valuation and Qualifying Accounts


                                                                  Balance at
                                                                 Beginning of                                      Balance at
                                                                     Year          Additions       Deductions      End of Year
                                                                ---------------   -------------   --------------  --------------
Year Ended December 31, 1998:
    Accumulated amortization of goodwill.............          $       844       $    149        $      --       $     993
    Accumulated amortization of furniture and
        equipment....................................                2,775          2,479               --           5,255
    Accumulated amortization of other intangibles....                1,616             --               --           1,616

Year Ended December 31, 1997
    Accumulated amortization of goodwill.............          $       695       $    149        $      --       $     844
    Accumulated amortization of furniture and
        equipment....................................                1,625          1,211               61           2,775
    Accumulated amortization of other intangibles....                1,460            156               --           1,616

Year Ended December 31, 1996
    Accumulated amortization of goodwill.............          $       546       $    149        $      --       $     695
    Accumulated amortization of furniture and
        equipment....................................                  939            718               32           1,625
    Accumulated amortization of other intangibles....                1,137            323               --           1,460
