Form 10-K/A
period 1998-12-31
AMERIN CORP
filed 1999-05-06
CIK 1001603

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

Losses incurred in 1998 were $34.4 million, compared to $30.3 million in 1997. The Company's loss ratio decreased from 32.8% for 1997 to 27.9% for 1998. The reduction in loss ratio is due to the decline in the default rate from 1.43% at December 31, 1997 to 1.41% at December 31, 1998 and the growth rate in paid claims was significantly less than the growth rate in insurance in force. The mortgage insurance industry loss ratio was 32.2% in 1998. Approximately 86% of the Company's insurance in force has been issued within the last three years and has not reached the peak claim paying period. Based on historical industry experience, the majority of claims occur in the third through sixth year after loan origination. At December 31, 1998, Amerin Guaranty's default rate of 1.41% compares favorably to an industry equivalent rate of 1.57% which is calculated using industry default rates by origination year weighted to reflect the age of the Company's insurance in force. Because of the Company's limited operating history, its loss experience is expected to increase significantly as its policies continue to age.

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

Losses incurred in 1997 were $30.3 million, compared to $20.7 million in 1996, as a result of aging of the Company's policies. The Company's loss ratio decreased from 33.2% for 1996 to 32.8% for 1997 due to favorable delinquency rates on business issued during the last three years. The mortgage insurance industry loss ratio was 41.4% in 1997. Approximately 92% of Amerin Guaranty's insurance in force has been issued within the last three years and has not reached the peak claim paying period. Based on historical overall mortgage insurance industry experience, the majority of claims occur in the third through sixth year after loan origination. At December 31, 1997, Amerin Guaranty's default rate of 1.43% compares favorably to an industry equivalent rate of 1.72% which is calculated using industry default rates by origination year weighted to reflect the age of the Company's insurance in force. Because of its limited operating history, the Company expects it loss experience to increase as its policies age.

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

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK EXPOSURE

The Company is exposed to various market risks, most specifically changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. The Company does not enter into derivatives or other similar financial instruments for trading or speculative purposes. The following analysis presents the hypothetical loss in fair value of the financial instruments held by the Company at December 31, 1998. The range of changes in interest rates used in the analysis reflects the Company's view of changes that are reasonably possible over a one year period. The Company reviewed historical yield volatility of the ten-year treasury rate over the past three years to estimate potential market risk related to changes in interest rates. Based on this review, the Company used a hypothetical one percentage point increase in long-term interest rates to estimate potential market risk. This discussion of market risks related to the Company's consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these risk factors may differ materially from the Company's estimates. In the ordinary course of business, the Company also faces risks that are either nonfinancial or nonquantifiable, including credit risk and legal risk. These risks are not included in the following analysis.

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

At December 31, 1998, the fair value of the Company's fixed maturities available for sale was $433.4 million, which was $16.8 million greater than its aggregate amortized cost. This portfolio, which is not hedged, consists of investment grade fixed income securities. At December 31, 1998, municipal securities represented 76.8% of the carrying value of the investment portfolio. The valuation of the Company's fixed maturity portfolio is subject to long-term interest rate risk. The Company's outside investment advisory firm utilizes computer models to simulate cash flows expected from various interest-rate scenarios. These simulations enable the Company to measure the potential gain or loss in fair value of the Company's interest-rate sensitive financial instruments. A hypothetical one percentage point increase in long-term interest rates would decrease the fair value of the portfolio at December 31, 1998 by approximately $13 million.

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

Consistent with the Company's historical investment approach in prior years, the Company managed its interest rate exposure with respect to investments in fixed maturities by investing in high quality investment grade securities with a relatively short duration target of 5 to 7 years. This consistent, long-term approach reflects the Company's low tolerance for risk and the its emphasis on the value of stable investment returns.

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


                                                                                  SHARES BENEFICIALLY     PERCENT OF
           NAME OF BENEFICIAL OWNER(1)                                                    OWNED              CLASS
Gerald L. Friedman....................................                                 1,267,742(2)           4.8%
Alan E. Goldberg......................................                                   705,018(3)           2.7%
Howard I. Hoffen......................................                                   705,018(3)           2.7%
Larry E. Swedroe......................................                                     2,760(4)              *
Randolph C. Sailer II.................................                                    17,998(5)              *
Roy J. Kasmar.........................................                                   334,400(6)           1.3%
Jerome J. Selitto.....................................                                   328,840(7)           1.2%
David I. Vickers......................................                                    10,821(8)              *
  All directors and executive officers as a group
  (10 persons)........................................                                 2,766,956(9)          13.4%
First Plaza Group Trust...............................                                 1,350,189(10)(15)      5.3%
Jurika & Voyles, L. P.................................                                 1,976,033(11)(15)      8.0%
Legg Mason, Inc.......................................                                 1,800,613(12)(15)      7.3%
Lazard Freres & Co. LLC...............................                                 1,617,517(13)(15)      6.3%
Mellon Bank Corporation...............................                                 1,457,095(14)(15)      5.9%

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

 (2) Includes 111,200 shares issuable upon exercise of stock options, 7,500 shares held by the Friedman Family Foundation (the "Foundation"), a private charitable foundation, 30,000 shares held by the Gerald L. Friedman Charitable Remainder Unitrust of 1997 (the "GLF Unitrust"), a charitable remainder trust, 30,000 shares held by the Sheree A. Friedman Charitable Remainder Unitrust of 1997 (the "SAF Unitrust") a charitable remainder trust, 6,875 shares (as to which Mr. Friedman disclaims beneficial ownership) held by the Sarah Beth Friedman 1989 Trust, a trust created for the benefit of Mr. Friedman's daughter, 6,875 shares (as to which Mr. Friedman disclaims beneficial ownership) held by Rachael L. Friedman (Mr. Friedman's daughter), 7,000 shares (as to which Mr. Friedman disclaims beneficial ownership) held by Daniel B. Rand, and 166,800 stock options that will become exercisable upon completion of the Merger.

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

 (6) Includes 10,950 shares as to which restrictions on transferability will lapse upon completion of the Merger, 131,324 shares issuable upon exercise of vested stock options and 181,241 stock options that will become vested upon completion of the Merger.

 (7) Includes 123,950 shares issuable upon exercise of vested stock options and 173,300 stock options that will become exercisable upon completion of the Merger.

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

 10.8            Severance Agreement dated as of September 17, 1997 between Amerin Corporation and Gerald L.
                 Friedman. (incorporated by reference)

 10.9            Severance Agreement dated as of September 17, 1997 between Amerin Corporation and Roy J.
                 Kasmar. (incorporated by reference)

 10.10           Severance Agreement dated as of September 17, 1997 between Amerin Corporation and Jerome J.
                 Selitto. (incorporated by reference)

 10.11           Release and Separation Agreement, dated as of March 1, 1998, between Amerin Guaranty
                 Corporation and John F. Peterson (filed as Exhibit 10.11 to the Registrant's Annual Report on
                 Form 10-K (filed April 15, 1999), and incorporated herein by reference)

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

Consolidated Statements of Common Stockholders' Equity and Comprehensive Income
  for the Years Ended December 31, 1998, 1997 and 1996..........................................................F-5

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

                            Report of Independent Auditors


Board of Directors
AMERIN CORPORATION

We have audited the accompanying consolidated balance sheets of Amerin Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, common stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

                                       See accompanying notes.

                     Amerin Corporation and Subsidiaries
 Consolidated Statements of Common Stockholders' Equity and Comprehensive Income

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

PREMIUM REVENUE RECOGNITION

     FASB Statement No. 60, "Accounting and Reporting For Insurance Enterprises", specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance premiums. Consistent with generally accepted accounting principles and industry accounting practices, premiums are written on an annual, monthly and single premium basis. Annual and monthly premiums written with respect to a policy year are earned on a daily pro rata basis over the policy year. Portions of annual premiums which relate to risk periods extending beyond the policy year are amortized over the period at risk in correspondence with the anticipated claim payment pattern based on historical industry experience. Single premiums written for a coverage period of more than one year are amortized over the entire coverage period, principally in correspondence with the anticipated claim payment pattern based on historical industry experience.

POLICY ACQUISITION COSTS

Costs associated with the acquisition of mortgage insurance business, consisting of compensation and other policy issuance and underwriting expenses, are initially deferred. Because FASB Statement No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs, amortization of these costs for each underwriting year book of business are charged against revenue in proportion to estimated gross profits-over the life of the policies using the guidance provided by FASB Statement No. 97, "Accounting and Reporting by Insurance Enterprises For Certain Long Duration Contracts and for Realized Gains and Losses From the Sale of Investments." This includes accruing interest on the unamortized balance of capitalized acquisition costs. The estimate for each underwriting year is updated annually to reflect actual experience and any changes to key assumptions such as persistency or loss development.

LOSS RESERVES

     FASB Statement No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the reserve for losses. Consistent with generally accepted accounting principles and industry accounting practices, reserves are established for reported insurance losses based on when notices of default of insured mortgage loans are received. Reserves also reflect estimates for losses incurred on notices of default not yet reported by the lender. Reserves are established by management using estimated claim rates and claim amounts in estimating the ultimate loss. Although considerable variability is inherent in such estimates, management believes that the reserves for losses are adequate. Adjustments to reserve estimates are reported in the financial statements in the periods in which the adjustments are made.

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
