Form 10-Q
period 1999-03-31
AMERIN CORP
filed 1999-05-17
CIK 1001603

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                                 ---------------
                                    FORM 10-Q
                                 ---------------

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

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

              Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes |X|   No___

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                 OUTSTANDING AT MAY 1, 1999
            -----                                 --------------------------
    Voting Common Stock, $.01 per value            25,766,078
    Nonvoting Common Stock, $.01 per value            752,547

                               AMERIN CORPORATION
                                Table of Contents


                                                                                  PAGE


PART I.  FINANCIAL INFORMATION

     ITEM 1.  Financial Statements:

         Condensed Consolidated Balance Sheets at
              March 31, 1999 (unaudited) and December 31, 1998.......................  1

         Condensed Consolidated Statements of Operations for the
              Three Month Periods Ended March 31, 1999 and 1998 (unaudited)..........  2

         Condensed Consolidated Statements of Cash Flows for the
              Three Month Periods Ended March 31, 1999 and 1998 (unaudited)..........  3

         Notes to Condensed Consolidated Financial Statements (unaudited)............  4

     ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................................  5

PART II.  OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K.......................................  8


                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                       Amerin Corporation and Subsidiaries

                      Condensed Consolidated Balance Sheets


                                                                                                MARCH 31,            DECEMBER 31,
                                                                                                  1999                   1998
                                                                                           -------------------      --------------
                                                                                               (UNAUDITED)
                                                                                                     (IN THOUSANDS OF DOLLARS)
ASSETS
Investments:
     Fixed maturities available-for-sale, at fair value............................        $       450,257          $      433,377
     Short-term investments........................................................                 12,695                   5,765
                                                                                           -------------------      --------------
Total investments..................................................................                462,952                 439,142
Cash and cash equivalents..........................................................                  9,440                   7,186
Accrued investment income..........................................................                  6,351                   6,024
Premiums receivable................................................................                  3,504                   5,607
Deferred policy acquisition costs..................................................                 17,745                  16,839
Prepaid federal income taxes.......................................................                 45,000                  45,000
Leasehold improvements, furniture and equipment, at cost,
     net of accumulated deciation..................................................                 12,939                  13,203
Goodwill, net of accumulated amortization..........................................                  1,947                   1,984
Other assets.......................................................................                  7,935                  10,247
                                                                                           -------------------      --------------
Total assets.......................................................................        $       567,813          $      545,232
                                                                                           -------------------      --------------
                                                                                           -------------------      --------------

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Liabilities:
     Loss reserves.................................................................        $        47,754          $       43,849
     Unearned premiums.............................................................                 27,927                  26,114
     Deferred income taxes.........................................................                 53,871                  54,221
     Payable for securities........................................................                 10,571                   2,699
     Accrued expenses and other liabilities........................................                  7,200                   9,119
                                                                                           -------------------      --------------
     Total liabilities.............................................................                147,323                 136,002

Common Stockholders' Equity:
     Voting Common Stock, $.01 par, 50,000,000 shares authorized, 25,766,078 shares and 25,755,221 shares issued and
         outstanding in 1999 and 1998, respectively................................                    258                     258
     Nonvoting Common Stock, $.01 par, 50,000,000 shares authorized, 752,547 shares issued and outstanding
         in 1999 and 1998, respectively............................................                      8                       8
     Additional paid-in capital....................................................                321,933                 321,811
     Accumulated other comprehensive income........................................                  7,610                  10,948
     Retained earnings.............................................................                 90,681                  76,205
                                                                                           -------------------      --------------
Total common stockholders' equity..................................................                420,490                 409,230
                                                                                           -------------------      --------------
     Total liabilities and common stockholders' equity.............................        $       567,813          $      545,232
                                                                                           -------------------      --------------
                                                                                           -------------------      --------------

                             See accompanying notes.

                       Amerin Corporation and Subsidiaries

                 Condensed Consolidated Statements of Operations


                                                                     Three months ended
                                                                          March 31,
                                                                    1999              1998
                                                                    ----              ----
                                                                         (unaudited)
                                                          (in thousands of dollars, except per share data)
Revenues:
    Net premiums written.......................................    $ 38,269         $ 27,162
    Decrease (increase) in unearned premiums...................      (1,748)             447
                                                                   --------         --------
    Net premiums earned........................................      36,521           27,609
    Net investment income......................................       5,629            5,088
    Realized investment gains..................................          13              430
                                                                   --------         --------
Total revenues.................................................      42,163           33,127


Expenses:
    Losses incurred ...........................................      10,170            9,334
    Policy acquisition costs ..................................       7,032            3,939
    Underwriting and other expenses ...........................       3,841            3,175
    Merger expenses............................................         432               --
                                                                   --------         --------
Total expenses ................................................      21,475           16,448
                                                                   --------         --------
Income before income taxes ....................................      20,688           16,679
Income taxes ..................................................       6,213            4,729
                                                                   --------         --------
Net income.....................................................    $ 14,475         $ 11,950
                                                                   --------         --------
                                                                   --------         --------

Net income per common share:
    Basic .....................................................    $    .55        $    .46
    Diluted ...................................................    $    .54        $    .45
Average common and common equivalent shares
outstanding ...................................................    26,697.4        26,666.0


                                      See accompanying notes.

                       Amerin Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows


                                                                   Three months ended March 31

                                                                     1999             1998
                                                                     ----             ----
                                                                          (unaudited)
                                                                   (in thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ....................................................    $ 14,475         $ 11,950
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Change in:
        Accrued  investment income and premiums receivable ....       1,776           (1,084)
        Loss reserves .........................................       3,905            4,127
        Unearned premiums .....................................       1,813             (353)
        Accounts payable and accrued expenses .................      (2,521)            (978)
        Federal income taxes ..................................       6,151            2,638
Policy acquisition costs deferred .............................      (4,250)          (2,558)
Policy acquisition costs amortized ............................       3,344            1,336
Depreciation and other amortization ...........................         839              543
Realized investment gains .....................................         (13)            (430)
Other items, net ..............................................      (1,530)          (1,352)
                                                                   --------         --------
Net cash provided by operating activities .....................      23,989           13,839
                                                                   --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of:
     Fixed maturity securities ................................     (22,026)         (33,281)
     Property and equipment ...................................        (539)            (969)
     Short-term investments, net ..............................      (6,930)          (2,626)
Sale or maturity of:
     Fixed maturity securities ................................       7,637           24,740
     Property and equipment ...................................         ---              ---
                                                                   --------         --------

Net cash used by investing activities .........................     (21,858)         (12,136)
                                                                   --------         --------


CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock ......................................         123            1,308
                                                                   --------         --------
Net cash provided by financing activities .....................         123            1,308
                                                                   --------         --------
Net increase in cash and cash equivalents .....................       2,254            3,011
Cash and cash equivalents at beginning of period ..............       7,186            4,456
                                                                   --------         --------
Cash and cash equivalents at end of period ....................    $  9,440         $  7,467
                                                                   --------         --------
                                                                   --------         --------

                             See accompanying notes.

                       Amerin Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999
                                   (Unaudited)

1.   ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company operates in only one reportable industry segment and therefore no further breakdown of the Company's operating results is warranted. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

2.   INCOME TAXES

The provision for income taxes varies from the statutory federal income tax rate applied to income before income taxes principally due to tax exempt interest.

3.   NET INCOME PER COMMON SHARE

The following table sets forth the computation of net income per common share (in thousands, except per share data):

                                                                                Three months ended March 31
                                                                                ---------------------------
                                                                                    1999           1998
                                                                                    ----           ----
Net income ...............................................................        $14,475        $11,950
                                                                                -----------     ---------
                                                                                -----------     ---------
Weighted average number of common shares outstanding .....................         26,517         26,193
Dilutive effect of stock options using the treasury stock method .........            180            473
                                                                                -----------     ---------
Weighted average number of common and common equivalent
     shares outstanding ..................................................         26,697         26,666
                                                                                -----------     ---------
Net income per common share:
     Basic ...............................................................        $   .55        $   .46
     Diluted .............................................................        $   .54        $   .45


Where the effect of common stock equivalents on net income per common share would be antidilutive, they are excluded from the average common and common equivalent shares outstanding.

4.   COMPREHENSIVE INCOME

The components of comprehensive income and accumulated other comprehensive income are as follows (in thousands):


                                                                             Three months ended March 31
                                                                             ---------------------------
                                                                                 1999            1998
                                                                                -----            ----
Net income.............................................................       $ 14,475         $ 11,950
Net change in unrealized gain on available for sale securities,
     net of income taxes of $(1,797) and $(494), respectively..........         (3,338)            (917)
                                                                              --------         --------
Comprehensive income...................................................       $ 11,137         $ 11,033
                                                                              --------         --------
                                                                              --------         --------

Accumulated other comprehensive income at beginning of period .........       $ 10,948         $  8,229
Net change in unrealized gain on available for sale securities,
     net of income taxes ..............................................         (3,338)            (917)
                                                                              --------         --------
Accumulated other comprehensive income at end of period ...............       $  7,610         $  7,312
                                                                              --------         --------
                                                                              --------         --------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998. Net premiums written for the three months ended March 31, 1999 were $38.3 million compared to $27.2 million for the three months ended March 31, 1998, which represents a 41% increase. The increase was primarily attributable to growth in insurance in force and related renewal premiums of the Company's primary insurance subsidiary, Amerin Guaranty Corporation ("Amerin Guaranty"). Management believes that Amerin Guaranty was able to increase revenues due primarily to a 36% increase in insurance in force over the level at March 31, 1998 and the 14% increase in new insurance written.

     Net premiums earned increased by $8.9 million to $36.5 million for the three months ended March 31, 1999 from $27.6 million for the three months ended March 31, 1998. This increase was primarily due to the increase in insurance written and in force in the 1999 period over the corresponding period in 1998.

     Net investment income of $5.6 million for the three months ended March 31, 1999 increased by $.5 million over the same period in 1998 primarily due to investment of the proceeds of Amerin Guaranty's net operating cash flows over the course of 1998 and the first three months of 1999. Realized investment gains for the three months ended March 31, 1999 were $13,000 compared to $430,000 for the same period in 1998.

     Losses incurred in the three months ended March 31, 1999 were $10.2 million, compared to $9.3 million of losses incurred in the three months ended March 31, 1998, as a result of the aging of the Company's policies and growth in insurance in force. Approximately 85% of the Company's insurance in force has been issued within the last three years and has not reached the peak claim paying period. Based on historical industry experience, a majority of the claims occur in the third through sixth year after loan origination. Because of the Company's limited operating history, its loss experience is expected to significantly increase as its policies age further. Policy acquisition costs during the three months ended March 31, 1999 of $7.0 million increased by $3.1 million (or 79%) compared to the same period in 1998 principally due to the growth in the level of marketing and underwriting activity in connection with the increased production of new insurance written and the increased level of contract underwriting expenses. The first quarter expense level is consistent with costs incurred dureing the final two quarters of 1998. Underwriting and other expenses increased by $.7 million (or 21%) for the three months ended March 31, 1999 over the same period in 1998 due to the growth in the Company's insurance in force.

     The Company's effective tax rate was 30% in the three months ended March 31, 1999 compared to 28% for the same period in 1998. The effective tax rate for the first quarter of 1999 and 1998 was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income.

     As a result of the foregoing factors, the Company had net income of $14.5 million for the three months ended March 31, 1999, compared to net income of $12.0 million for the same period in 1998.

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

     Amerin Guaranty generates substantial cash flows from operations as a result of premiums being received in advance of the time when claim payments are required. Cash flows generated from Amerin Guaranty's mortgage insurance operations totaled $24.0 million and $13.8 million for the first three months of 1999 and 1998, respectively. These operating cash flows, along with that portion of the investment portfolio that is held in cash and highly liquid securities, are available to meet the liquidity requirements of Amerin Guaranty. The fair value of the Company's investment portfolio was $463.0 million at March 31, 1999 and $439.1 million at December 31, 1998.

     All of the Company's $450.3 million of fixed income securities at March 31, 1999 are rated "investment grade," which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2 or an S&P rating ranging from "AAA" to "BBB-."

     RISK TO CAPITAL RATIO. As a condition to maintenance of its claims-paying ratings, the total amount of insurance risk that may be written by Amerin Guaranty is limited to a multiple of 20 times its statutory capital (which includes the statutory contingency reserve) less the carrying value of non-investment grade debt and tax and loss bonds and investments in affiliates, or such higher or lower multiple as is reasonably determined by the rating agency in its sole discretion. Amerin Guaranty has several alternatives available to control its risk to capital ratio, including obtaining capital contributions from the Company, purchasing reinsurance and reducing the amount of new business written. A material reduction in statutory capital, whether resulting from underwriting or investment losses or otherwise, or a disproportionate increase in risk in force, could increase the risk to capital ratio. An increase in the risk to capital ratio could limit Amerin Guaranty's ability to write new business (which in turn could materially adversely affect the Company's results of operations and prospects). At March 31, 1999 and December 31, 1998, Amerin Guaranty's risk to capital ratio was 18.6 to 1 and
18.3 to 1, respectively.

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


                                       AMERIN CORPORATION


Date:  May 13, 1999              By:/s/ Gerald L. Friedman
                                    ------------------------------------
                                        Gerald L. Friedman
                                        Chairman of the Board and
                                        Chief Executive Officer




Date:  May 13, 1999              By:/s/ David I. Vickers
                                    ------------------------------------
                                        David I. Vickers
                                        Senior Vice President
                                        Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number        Description of Document               Page
-------       -----------------------               ----
 27.1         Financial Data Schedule.